Form 10QSB
period 1995-09-30
ATS MONEY SYSTEMS INC
filed 1995-11-03
CIK 828509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-QSB



(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
	30, 1995.



( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES 		EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

	_____________________________ TO
_________________________________.



	Commission File Number:  0-17773



___________________________ATS Money Systems,
Inc._______________________

  		(Exact name of small business issuer as specified in its charter)



____________Nevada_____________
___________13-3442314__________________

      (State or other jurisdiction of	        (I.R.S. Employer
Identification No.)

      incorporation or organization)



25 Rockwood Place________Englewood, New
Jersey________07631______________

   (Address of principal executive offices)
     (Zip Code)



________________________201/894-1700_____________________________
______

			(Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   __X__Yes  _____No



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



As of  November 2, 1995, - 5,723,970 shares of common stock,
$.001 par value.





Exhibit index on sequentially numbered page __12________.



Total number of pages ___13_______.

















PartI.  FINANCIAL INFORMATION

Item I.  Financial Statements

ATS MONEY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

								    SEPTEMBER 30	     DECEMBER 31

ASSETS:								  1995	   	  1994

							           (UNAUDITED)


CURRENT ASSETS:

 Cash and cash equivalents			 	 $	429,997	  $	527,369

 Trade accounts receivable, less allowance

  for doubtful accounts of $142,705 in 1995

  and $192,702 in 1994					    1,297,311		855,844

 Inventories							728,914		617,796

 Prepaid service contract costs				207,874	 	 33,491

 Prepaid expenses and other current assets	      210,455
   74,647



  	Total current assets			          2,874,551	    2,109,147



PROPERTY - At Costs:

 Office furniture						       52,912	 	 34,257

 Office machinery and equipment			       91,790	       85,066


	Subtotal						      144,702		119,323



 Less accumulated depreciation           		       62,057		 48,614



	Property - net						 82,645	   	 70,709



OTHER ASSETS:

 Software costs, less accumulated amortization

  of $391,775 in 1995 and $345,805 in 1994		548,769		529,983

 Software license agreement net of                     62,500
          -

  accumulated amortization of $37,500

 Deposits								 50,322		 22,477



	Total other assets					661,591		552,460



TOTAL ASSETS					 	  $ 3,618,787	  $ 2,732,316



LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:

 Accounts payable - trade		      	  $ 	198,847	  $	239,784
Accrued expenses and taxes					502,072		228,904

 Deferred revenue					  	      614,112		323,541

 Customer deposits					      177,500		   -

 Other liabilities						 32,150		 23,105

	Total current liabilities		 	  $ 1,524,681	  $   815,334

LONG TERM LIABILITY:

 Deferred Credit, less accumulated amortization

  of $32,082 in 1995 and $10,742 in 1994			253,086		274,425



STOCKHOLDERS' EQUITY:

 Common stock - $.001 par value, 25,000,000

  shares authorized, 5,827,795 shares issued

  at September 30, 1995 and 5,820,141 shares

  issued at December 31, 1994					  5,828		  5,820

 Additional paid-in capital			   	    2,317,679	    2,315,535

 Accumulated deficit				    	   (  482,387)	   (  678,698)

 Treasury stock - 100,000 shares at par value 	   (      100)
(      100)



	Total stockholders' equity		   	    1,841,020         1,642,557



TOTAL							 	  $ 3,618,787       $ 2,732,316



See notes to consolidated financial statements.














ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

(UNAUDITED)





								SEPTEMBER 30	SEPTEMBER 30

								    1995              1994


REVENUE:

 Equipment and systems sales				$  1,572,095	$  1,143,196

 Equipment maintenance and service revenue	     599,998
438,288



	Total revenue					   2,172,093	   1,581,484





COST AND EXPENSES:

 Cost of goods sold and service expense:

   Equipment and systems				     689,686           464,757

   Equipment maintenance and service		     199,826
152,014

 Selling, general and administrative expenses      1,406,309
      824,520



	Total costs and expenses	               2,295,821
1,441,291



(LOSS) INCOME FROM OPERATIONS			          (123,728)	     140,193





INTEREST INCOME							 5,369	         839



(LOSS) INCOME BEFORE INCOME TAXES        	    	    (118,359)
     141,032





INCOME TAXES						     ( 17,545)               -





NET (LOSS) INCOME 		                    $( 100,814)     $
141,032





(LOSS) EARNINGS PER COMMON SHARE:

 Primary and fully diluted				   (    $.02)             $.02





WEIGHTED AVERAGE NUMBER OF SHARES

  OUTSTANDING			                     5,866,347         5,715,970











See notes to consolidated financial statements.










































ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

(UNAUDITED)





								SEPTEMBER 30	SEPTEMBER 30

								    1995		    1994


REVENUE:

 Equipment and systems sales				$ 4,316,570		$ 2,533,693

 Equipment maintenance and service revenue	  1,750,944
1,202,009



	Total revenue					  6,067,514		  3,735,702







COSTS AND EXPENSES:

 Cost of goods sold and service expenses

  Equipment and systems					  1,942,118		  1,084,828

  Equipment maintenance and service			    584,263		    478,157

 Selling, general and administrative expenses	  3,288,125
1,929,590



	Total costs and expenses			  5,814,506		  3,492,575





INCOME FROM OPERATIONS					    253,008		    243,127





INTEREST INCOME						     21,303		     12,059





INCOME BEFORE INCOME TAXES          		    274,311
255,186





INCOME TAXES						     78,000              -





NET INCOME                                       $  196,311
  $  255,186







EARNINGS PER COMMON SHARE:

 Primary and fully diluted				       $.03	             $.04







WEIGHTED AVERAGE NUMBER OF SHARES

 OUTSTANDING						  5,848,233         5,715,970











See notes to consolidated financial statements.














ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

(UNAUDITED)



								SEPTEMBER 30	SEPTEMBER 30

								   1995		    1994


CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income							$   196,311	      $   255,186

 Adjustments to reconcile net income to cash

  provided by (used in) operating activities;

  Depreciation and amortization			    153,858		    100,259

  Changes in current assets and liabilities:

   Trade accounts receivable - net			 (  441,467)	    299,244

   Inventories						 (  111,118)	     24,074

   Prepaid service contract costs			 (  172,789)	 (  143,295)

   Prepaid expenses and other assets		 (  128,769)	 (   29,912)

   Accounts payable - trade				 (   40,937)	 (  106,359)

   Accrued expenses					    265,668		 (   48,896)

   Deferred revenue					    290,571		    271,356

   Customer deposits					    177,500                 0

   Other liabilities					 (   19,934)       (   49,874)



	Net cash provided by operating activities     168,894
571,783





CASH FLOWS FROM INVESTING ACTIVITIES:

 Capitalization of software development costs	 (  143,040)	 (
152,762)

 Purchase of software license				 (  100,000)	          0

 (Additions to) sale of property			 (   25,379)	        296

 Cost of acquisition including other direct costs __________	 (
202,812)



	Net cash provided by investing activities	 (  268,419)       (
355,278)



CASH FLOWS FROM FINANCING ACTIVITIES:

 Exercise of stock options:  				      2,153			1,072

		                                      _________
_________

	Net cash used in investing activities           2,153			1,072

                                                  _________
_________

NET (DECREASE)INCREASE IN CASH AND

 CASH EQUIVALENTS						  (  97,372)          217,577



CASH AND CASH EQUIVALENTS,

 BEGINNING OF PERIOD					    527,369           139,303





CASH AND CASH EQUIVALENTS, END OF PERIOD		$   429,997		$
356,880



SUPPLEMENTAL DISCLOSURE OF CASH FLOW

 INFORMATION:

 Cash paid during the period for:

  Interest                                      $     -
 $     3,500



  Income Taxes                                  $   124,507
 $    18,000







See notes to consolidated financial statements.










ATS MONEY SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 1995





Note 1 - Unaudited Information:



In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1995, and the results of its operations for the three month and nine month periods ended September 30, 1995 and 1994 and its statements of cash flows for the nine month period ended September 30, 1995 and 1994. Information included in the consolidated balance sheet as of December 31, 1994 has been derived from the Company's audited financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1994, to which reference is made. Certain information normally included in financial statements and related notes prepared in accordance with generally accepted accounting principles has been condensed or omitted.



Note 2 - Acquisition



On August 25, 1994, the Company, through a newly formed wholly owned subsidiary, IEI Acquisition Corp., purchased certain assets and assumed certain liabilities of a subsidiary of Dynatech Corporation, headquartered in Miramar, Florida. The subsidiary, which changed its name to Innovative Electronics, Inc., is in the business of marketing hardware and software products designed to permit the exchange of pricing, product and other data among stores within a chain.



The acquisition has been accounted for by the purchase method of accounting. Accordingly, the assets, liabilities and results of operations of Innovative Electronics, Inc., are included in the consolidated financial statements, beginning as of August 25, 1994. The purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values on the date of acquisition.



The purchase price of the assets acquired plus certain direct closing costs aggregated to $204,110. The excess of the estimated fair values of the assets acquired over the purchase price ($285,167) has been recorded as a deferred credit, which is being amortized on a straight line basis over ten (10) years.



The details of the subsidiary acquired and its impact on cash flow is as follows:



  Fair value of assets acquired						$ 551,963

  Liabilities assumed							    62,686



  Fair value of assets acquired

   over liabilities assumed						  489,277



  Less acquisition costs						  104,110

  Less excess of net assets acquired

   over cash paid							  285,167



  Cash paid for subsidiary					          $ 100,000






Note 3 - Inventories



Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.



Note 4 - Capitalized Software Costs



The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. Amortization of computer software costs amounted to $124,254 and $97,751 for the nine month periods ended September 30, 1995 and 1994, respectively and $41,668 and $31,751 for the three month periods ended September 30, 1995 and 1994, respectively.



Note 5 - Revenue Recognition



Revenue from equipment and systems sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on delivery of the software if collectibility is probable and any remaining insignificant obligations of the Company are accounted for by deferring a pro rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance or by recording a current year expense for the remaining costs associated with completing the project.



Note 6 - Equipment Maintenance and Service Revenue



Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.



Note 7 - Income Taxes



The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards No. 109 ("SFAS
109"), "Accounting for Income Taxes".



Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards.

















The income tax provision for the nine month periods ended
September 30, 1995 and 1994 consisted of the following components:



							Nine Months Ended	Three Months Ended

							     September 30,	   September 30,

							1995	      1994	  1995	        1994

Current Federal and state income tax expense     $117,000
$112,000   $(17,545)  $ 77,000

Change in valuation allowance from utilization


  of net operating loss and credit carryforward       (39,000)
 (112,000)        -          (77,000)



Income tax provision	                                         $
78,000           -           $ (17,545)         -

Note 8 - Stockholders' Equity



Common Stock - The authorized capital stock of the Company consists of 25,000,000 shares of noncumulative, voting, common stock, with a par value of $.001 per share.



Common Stock Incentive Plan - In January 1993, the Company adopted the Common Stock Incentive Plan (the "Stock Incentive Plan"), approved by the stockholders at the annual meeting in May 1993, which authorizes the issuance, within ten years, of options covering up to 280,000 shares of common stock to certain employees and other individuals of importance to the Company.
On September 27, 1995, the Board of Directors approved, subject to the stockholders approval at the 1995 Annual Meeting of Stockholders, an Amendment to the Stock Incentive Plan pursuant to which the number of authorized shares under the Stock Incentive Plan would be increased from 280,000 shares to 480,000 shares. The Stock Incentive Plan is intended to provide incentive for continued employment of certain employees and other individuals by enabling them to acquire a proprietary interest in the Company.



Options granted under the Plan may be either "incentive stock options" or "non-qualified stock options." Incentive stock options, granted only to certain employees of the Company, expire within ten years (five years for a 10% beneficial owner of the Company's securities) from the date granted and are exercisable from time to time in accordance with the terms of such options. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date of grant (110% for a 10% beneficial owner of the Company's securities). Non-qualified stock options can be granted to certain employees of the Company and advisors and consultants to the Company. Such stock options are exercisable on or after the date of grant and the exercise price is not limited and may be below fair market value.



During 1994, the Company granted 36,000 incentive stock options (21,000 granted at $1.25 per share and 15,000 granted at $1.375). Also during 1994, 4,171 of the incentive stock options were exercised at a price of $.28125 per share. At December 31, 1994, there were 206,829 options outstanding at prices ranging from $.28125 to $1.375 per share of which 60,372 are currently exercisable.



As of September 30, 1995, the Company has not granted any options in 1995 and 7,654 options have been exercised during 1995 at a price of $.28125 per share.



On September 27, 1995, the Board of Directors approved, subject to stockholders approval at the 1995 Annual Meeting of Stockholders, the ATS Money Systems, Inc., 1995 director Stock Plan pursuant to which the Company's non-employee directors, upon first being elected to the Board, would be granted 10,000 shares of the Company's common stock, and on the date of election of directors at each annual stockholder meeting thereafter (if such person continues to serve as a director) would be granted options to purchase 5,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares.



Note 9 - Commitments and Contingencies



At September 30, 1995, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through April
2000, requiring minimum rental payments as follows:



Year Ending December 31:


	1995 (balance of year)			$  76,828

	1996					  295,016

	1997					  272,892

	1998					  142,295

	1999					  128,748

	2000					    40,744



						$956,523




Rental expense for the nine month periods ended September 30, 1995 and 1994 was $231,740 and $132,123 respectively, and for the three month periods ended September 30, 1995 and 1994 was $75,873 and $52,111 respectively.



Note 10 - Settlement Agreement



On August 30, 1995, the Company, Michael M. Smith, Gerard F. Murphy, Fred Den and Louis Z. Weitz entered into a Settlement Agreement which resolved a potential proxy contest threatened by Messrs. Smith and Murphy in connection with the election of directors at the 1995 Annual Meeting of Stockholders.



As part of the Settlement Agreement, the Company agreed to pay all legal and accounting expenses related thereto. Legal expenses amounted to $349,007 and accounting fees were $14,720.
Such expenses are included in Selling, General and Administrative expenses.





































ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION



Reference is made to Item 6 - "Management's Discussion and Analysis of Plan of Operation," contained in the Company's Annual Report on Form 10-KSB for its year ended December 31, 1994 for a discussion of the Company's financial condition as of December 31, 1994 including a discussion of the Company's anticipated liquidity and working capital requirements during 1995.





COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER
30, 1995 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994



Only one month of operating results of Innovative Electronics, Inc. (IEI), a subsidiary acquired in August of 1994, are included in the consolidated financial statements for the three months ended September 30, 1994 (see Note 2 to the Consolidated
Financial Statements).



Revenues for the three month period ended September 30, 1995, were $2,172,093 compared to $1,581,484 for the comparable period of 1994. This $590,609 (37.3%) increase was primarily due to an increase in revenues from the new subsidiary (IEI), which accounted for $500,804 or 84.8% of the total increase.
Excluding IEI revenues, ATS sales of equipment and systems were $960,097 for the three months ended September 30, 1995 compared to $952,329 for the comparable period of 1994 - an increase of $7,768 (.8%).



ATS maintenance agreement revenue rose to $482,223 for the three months ended September 30, 1995, an increase of $82,037 (20.5%) over the comparable three months of 1994. This is attributable to a larger number of systems under contract.



Cost of sales and service expenses increased from 39.0% of total revenue for the three months ended September 30, 1994 to 41.0% of total revenue for the comparable period of 1995. Cost of equipment and systems increased from 40.7% of equipment and system sales for the three months ended September 30, 1994 to 43.9% for the three months ended September 30, 1995 due to the heavier weighting of IEI products which carries higher costs. Maintenance costs declined from 34.7% to 33.3% due to a greater number of less costly systems being under contract.



Selling, general and administrative expenses increased $581,789 (70.6%) to $1,406,309 for the three months ended September 30, 1995. Settlement Agreement referred to in Note 10 to the consolidated financial statements amounted to $363,727 consisting of $349,007 in legal fees and $14,720 in accounting fees. The operation of the new subsidiary (IEI) accounted for $281,338 of the increase (three months 1995 vs. one month 1994).
 Other ATS expenses decreased $63,276 (9.0%) due primarily to lower professional fees paid to consultants.



Interest income was $5,369 for the three months ended September
30, 1995 compared to $839 for the comparable three months of 1994. This was attributable to both greater amounts invested and higher yield.



Income taxes for the three months ended September 30, 1995, amounted to $17,545 after applying current tax rates and adjusting the cumulative effects of operating loss carryforwards. The deferred tax benefit from utilizing the balance of the operating loss carryforwards offset all of the 1994 liability and thus there was no tax provision for the three months ended September 30, 1994.



As a result of the foregoing, the Company had a loss of $100,314 for the three months ended September 30, 1995 compared to net income of $141,032 for the comparable three months of 1994.







COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1995 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994



Only one month of operating results of Innovative Electronics, Inc. (IEI), a subsidiary acquired in August of 1994, are included in the consolidated financial statements for the nine months ended September 30, 1994 (see Note 2 to the Financial Statements).



Revenues for the nine month period ended September 30, 1995, were $6,067,514 compared to $3,735,702 for the comparable period of 1994. This $2,331,812 (62.4%) increase was primarily due to an increase in revenues from the new subsidiary (IEI) which accounted for $1,763,640 or 75.6% of the total increase. Excluding IEI revenues, ATS sales of equipment and sales were $2,653,767 - an increase of 13.3% for the nine months ended September 30, 1995 primarily due to the sale of new ATS-CP3000 Systems to a retail customer. ATS maintenance agreement revenue rose to $1,414,896 - an increase of $257,318 over the comparable nine months of 1994. This is attributable to a larger number of systems under contract.



Cost of sales and service expenses declined from 41.8% of sales and service revenues for the nine months of 1994 to 41.6% of sales and service revenues for the comparable period of 1995. Cost of ATS equipment and systems remained constant while ATS maintenance costs declined from 40.8% of maintenance agreement revenue for the nine month period ended September 30, 1994 to 36.9% of maintenance agreement revenue for the comparable period of 1995 due to a greater number of less costly systems being under contract. IEI products carry higher cost rates than ATS in both periods.



Selling, general and administrative expenses increased $1,358,535 (70.4%) to $3,288,125 for the nine months of 1995.
Of this increase, $903,289 (66.5%) is attributable to the operation of the new subsidiary (IEI) and $363,727 is attributable to the legal and accounting fees referred to in
Note 10 to the consolidated financial statements in relation to the Settlement Agreement. Other ATS expenses increased $88,959 (4.9%) for the nine month period ended September 30, 1995 primarily in the area of salaries and commissions offset by less professional fees paid to consultants.



Interest income was $21,303 for the nine month period ended
September 30, 1995 compared to $12,059 for the comparable period of 1994. This was attributable to both greater amounts invested and higher yield.



Income taxes for the nine months ended September 30, 1995, amounted to $78,000 after applying current tax rates. The deferred tax benefit from utilizing the balance of the operating loss carryforwards offset all of the 1994 liability and thus there was no tax provision through nine months ended September 30, 1994.



As a result of the foregoing, net income decreased $58,875 from $255,186 for the nine month period ended September 30, 1994 to $196,311 for the nine month period ended September 30, 1995.



Financial Condition



In March 1995, First Fidelity Bank, N.A., New Jersey approved a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets.



At September 30, 1995, cash and cash equivalents amounted to approximately $430,000 and the Company did not have any outstanding borrowings.















PART II - OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibits



3.1  Amendments to the By-Laws of ATS Money Systems, Inc.



3.2  Amended and Restated By-Laws of ATS Money Systems, Inc.



11.	Statement re:  computation of per share earnings - Not
required since such computation 		can be clearly determined from
the material contained in this report on Form 10-QSB.



During the three months ended September 30, 1995, the Company filed with the Securities and Exchange Commission (the "Commission") three Current Report on Form 8-K (i) Current
Report on Form 8-K dated July 7, 1995 was filed with the Commission on July 14, 1995 and an Amendment No. 1 and Amendment No. 2 thereto were filed with the Commission on July 20, 1995 and August 3, 1995, respectively, which reported changes in the Registrant's certifying accountants, (ii) Current Report on Form 8-K dated August 4, 1995 was filed with the Commission on August 14, 1995 which reported the dismissal of Gerard F. Murphy as President and Chief Executive Officer of the Registrant and the appointment of Louis Z. Weitz as Chief Financial Officer and Treasurer and (iii) Current Report on Form 8-K dated August 30, 1995 was filed with the Commission on September 1, 1995 which reported a change in control of the Registrant and the execution of a Settlement Agreement by and among the Registrant, Michael
M. Smith, Gerard F. Murphy, Fred Den and Louis Z. Weitz which resolved a potential proxy contest in connection with the election of directors at the Registrant's 1995 Annual Meeting of Stockholders held on October 31, 1995.



























































SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





							ATS Money Systems, Inc.

							       (Registrant)











___________November 2,
1995____________	_________________________________

		  (Date)				     Gerard F. Murphy

							     Chief Executive Officer

							     President









___________November 2,
1995___________	_________________________________

		  (Date)				     Joseph M. Burke

						                Vice President - Finance