Form 10KSB
period 1995-12-31
ATS MONEY SYSTEMS INC
filed 1996-03-29
CIK 828509

SECURITIES AND EXCHANGE
COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB  (Mark One)  X      ANNUAL REPORT UNDER
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE
REQUIRED]:  For the fiscal year ended December 31, 1995

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]: For the transition period from __________ to __________

Commission file number 0-17773

	      ATS MONEY SYSTEMS, INC.              (Name of
small business issuer in its charter)

			     Nevada                             13-3442314

	  (State or other jurisdiction of         (I.R.S.
employer

	  incorporation or organization)
identification No.)

		  25 Rockwood Place, Englewood, New Jersey
  07631

	  (Address of principal executive offices)
       (Zip code)

Issuer's telephone number: (201) 894-1700

	  Securities registered under Section 12(b) of the Exchange Act: None

	  Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value (Title of class)

     Check whether the issuer: (1) has filed all
reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X      No_______

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $8,413,516

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Approximately $2,119,357 based on the average of the high bid price ($15/16) and low asked price ($1 1/16) published by the National Quotation Bureau Inc. on March 4, 1996.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       As of March 4, 1996 - 5,776,486 shares of
Common Stock $.001 par value

Transitional Small Business Disclosure Format:
 Yes      ; No   X

Total number of pages 37.            Exhibit index on
sequentially numbered page 31.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

	ATS Money Systems, Inc. ("ATS"), with Innovative Electronics, Incorporated ("IEI"), a wholly-owned subsidiary (collectively, the "Company"), is engaged in the development, sale and service of currency counting systems and equipment for department and chain stores' cash offices and bank commercial vaults and of communications systems primarily used by chain stores. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. The Company was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.

	In August 1994, the Company, through a
newly-formed subsidiary, acquired the business and substantially all of the assets of Innovative Electronics, Incorporated.
Based in Miramar, Florida, IEI is engaged in the business of marketing hardware and software products designed by IEI or its predecessor to permit the exchange of pricing, product and other information among stores within a chain and between such stores and the stores' headquarters. As a result of this acquisition, the Company added the StoreComm AP and the StoreComm ISP to its line. See "Description of Business".

Products

	The Company is in the business of marketing currency counting systems, proprietary software computer systems, computers and peripherals for automating chain and department stores' cash offices and bank commercial vaults. In addition, IEI is engaged in the business of marketing communications hardware and software products primarily used by chain stores to permit the internal exchange of information.

	The principal products sold by the Company during 1995 were its ATS CP-2000 Deposit/Register Verification ("CP-2000") and CP-3000 Register Verification Systems ("CP-3000"), which accounted for 30.7% of the Company's 1995 revenues, and an IEI communications product, the StoreComm ISP and its related hardware, which accounted for 37.3% of the Company's 1995 revenues. The Company also sells various types of currency/document counters and dispensers. See "Other Products".

	ATS CP-2000 Deposit/Register Verification System

	The CP-2000 is an integrated system consisting of a computer, a currency counter, one or more peripherals and a proprietary software system, which provides an alternative to performing manual record keeping of cash receipts and transfers, primarily for banks and retail establishments. The CP-2000, using an IBM-PC or compatible computer, interfaces with the Company's currency counters to speed up counting, tally various accounts, maintain period-to-date totals, maintain records and automatically prepare and print various management reports as a by-product of the counting operation. The system's software is readily modifiable to fit the particular needs of a user and can be upgraded. All information is captured on diskette or fixed disk which assists in generating historical account analysis for management. A proprietary keyboard supplied by the Company is part of the CP-2000 and deters its unauthorized use.


	The CP-2000 is designed for operators with little or no prior computer experience. Its appeal to management is based on the significant labor savings which can be achieved through its use.

	If the user does not have an IBM-PC or
compatible computer and the associated currency counting equipment, the Company can furnish all equipment necessary for the CP-2000 system. The CP-2000 varies in price depending upon the hardware configuration and the specific application software used.

	ATS PowerVault Cash Vault Management System

	The ATS PowerVault Cash Vault Management System
(the "PowerVault") was developed to provide a more comprehensive solution for the requirements of larger banks, as well as for Wells Fargo Armored Services Corporation ("Wells Fargo"), a company with which the Company entered into a business alliance during 1993. The PowerVault utilizes LAN technology and
software such as Microsoft Windows and Microsoft Access.   While
the PowerVault retains all of the benefits to users of the CP-2000, it is designed to provide a significant increase in control over, and accountability for, funds as they move within the cycle of a vault. In addition, the PowerVault offers the capability of providing reports, in hard copy of file, to customers as soon as their deposits have been processed.

	The PowerVault is comprised of a combination of workstations with application software providing different functions for the various steps in vault processing. Because the requirements of each vault differ to some degree, the number of workstations and the price of the total system fluctuates substantially.

	ATS CP-3000 Retail Cash Office Management System


	The CP-3000 was developed for the retail industry in response to the trend of using a UNIX operating system in store operations. Application software for the CP-3000 is loaded into a central in-store processor (an "ISP"), thereby eliminating the need for stand-alone computers and in their place using low-cost ASCII terminals.

	The software for the CP-3000 is written in C language, which allows it to be used in a stand-alone PC, a PC emulating a terminal or an ASCII terminal connected to the host
ISP, thereby making the system suitable for retailers using UNIX or other operating systems.

	Because the CP-3000 utilizes advanced software screen managers, it is intended to offer the retail user greater flexibility and to provide the Company with the ability to offer custom applications without extensive code writing. The Company believes this feature enables the CP-3000 to be more competitive without eroding profit margins. The selling price of the CP-3000 varies substantially depending upon the specific requirements of the customer for hardware, software and peripherals.

	ATS Keyboard Wedge

	The ATS Keyboard Wedge (the "Keyboard/Wedge") is designed for use with the CP-3000 in a UNIX environment when the applications are resident on the ISP. The Keyboard/Wedge is specifically designed to reduce the utilization of the resources of the ISP by providing local device drivers to run the currency counter, coin counter, MICR encoder and other peripheral devices. This reduction in the ISP's overhead is usually necessary to prevent degradation of the response time of the ISP, which could cause serious adverse effects in a retail environment. The selling price of the Keyboard/Wedge varies depending upon the specific requirements of the customer.

	StoreComm ISP (In-Store Processor)

	The StoreComm ISP provides retailers with the ability to program and support many varieties of point-of-sale ("POS") terminals at any location, 24 hours a day, from a central host computer via satellite communication. The StoreComm ISP maintains price look-up files downloaded from the headquarters' host and allows for credit authorization pass-through. The StoreComm ISP utilizes proprietary PC-based, intelligent, high performance interface boards, each with its own CPU and memory.

	StoreComm AP

	The StoreComm AP provides full POS network configuration, management and control from a single host control point. This system facilitates the transport of data between corporate headquarters of a chain of stores and the stores within the chain, management of price look-up files, credit authorization and the ability to inquire on store-level information, as necessary.

	Register Verification Terminal for IBM 4680 and
4690 POS Systems

	This model of the Keyboard/Wedge (the
"Terminal") is specially designed to connect to a serial port on the IBM 4680 or 4690 POS systems, both of which are used extensively in supermarket operations. When connected to those IBM systems, the Terminal emulates an IBM 3151 or 3164 terminal, thereby allowing automated currency and coin counting and MICR encoding of check amounts. As a result, reconciliation of register drawers can be performed quicker and more efficiently. This connection requires no software changes in the host IBM 4680 or 4690 POS systems because the system thinks the Terminal is an IBM terminal. The Terminal is the first product designed by the Company specifically for supermarket operations.

	ATM Envelope Processing System

	During 1994, the Company began the development of an ATM Envelope Processing System. This system is being designed to decrease the time required to process ATM deposits, to balance envelope contents to ATM files, to automatically create ATM adjustment, check hold and check clearing files, and to optionally MICR encode checks. Originally intended to be introduced during 1994, the completion of this system was delayed due to a change in the programming language and hardware selected in order to provide a solution better suited to a broader range of banks. The Company has now put the development of this system on indefinite hold pending further evaluation of the marketability of the product.

	Other Products

	In addition to the foregoing products, the Company also markets several coin and currency/document counters, all microprocessor controlled for accuracy.

	Counters are used by banks, retail
establishments, transit authorities, currency exchanges and other commercial and governmental agencies for accurately counting large quantities of coins, currency, coupons, transit toll tickets, checks and other documents. The Company offers three different models of currency/document counters, each of which can count at least 1000 documents per minute. Two of the models can be equipped with a counterfeit detection aid. In addition, the Company offers a coin counter/packager and a coin counter/sorter.

	The ATS-5000 Automated Telephone Cash Ordering
System (the "ATS-5000"), like the CP-2000, is an integrated system which allows coin and currency orders to be taken automatically over the telephone. With the ATS-5000, the caller placing the order enters all necessary information with the telephone keypad, thereby eliminating the personnel formerly needed to answer the telephone and write the order. After an order is placed, the ATS-5000 prepares all of the various reports and documents necessary for picking, packing and shipping the order. The document needed to charge the account placing the order is also prepared. The ATS-5000 answers the phone in a friendly, natural voice, repeats the amount of each item ordered and informs the caller of the total amount of the order when it is completed. Upon completion, the caller is also given an order confirmation number. The ATS-5000 can service multiple callers simultaneously, process standard orders automatically and prepare a variety of management reports. The ATS-5000 not only saves labor, but also eliminates the possibility of transcribing errors.

	The Company also markets a number of other related products. One of such products is a teller-assist currency and coin dispenser, which can dispense up to six denominations of currency at a rate of 24 notes in four seconds after the teller enters the amount to be dispensed and is available in different configurations.

	Maintenance and Service Contracts

	The Company warrants its products for 90 days.
Warranty and after-warranty service on all hardware products is provided through a national third-party service company under contract to the Company. As a result, a customer usually is able to receive a response to a service request within four business hours and the Company does not incur the overhead expenses which would normally be associated with maintaining a field service department. Warranty and after-warranty service on all software products is handled over the telephone by the Company's help-desk personnel who are trained on the various systems installed in customers' locations.

	Pursuant to its maintenance contracts, customers purchasing complete systems have access to a toll-free "hot line" which allows them to call the Company directly if they have a problem. The Company's support department determines the nature of the problem and arranges for the dispatch of technical service when necessary. If the problem is operator-oriented, it is usually correctable without a visit from a field technician. Customers purchasing stand-alone equipment have access to the Company's third party service company in the event of a problem. Customers who purchase StoreComm ISP or StoreComm AP systems call IEI directly if they have a problem, where customer support personnel are available to help resolve the problem.

	The Company's maintenance contracts usually are for a maximum of one year, generally commence at the beginning of the calendar year and are prepaid in full at such time, except for software maintenance contracts covering the StoreComm AP and the StoreComm ISP, which are billed annually and paid on a quarterly basis. During 1993, the Company entered into maintenance contracts for a three year term with two of its larger users.

	The Company retains ownership of all service contracts with its customers, which are priced to return a profit to the Company.

	Marketing

	The Company believes that the immediate market for its products are those businesses that handle large amounts of cash on a daily basis, such as banks and retail chain stores and department stores. The Company is an established supplier of currency counting and control systems and equipment and, since its acquisition of IEI, has begun to establish itself as a supplier of hardware and software systems designed to permit the exchange of data among stores within a chain. The Company's users include major banks in the United States as well as national and regional armored car operators. In the retail industry, the Company's customers include Bergdorf-Goodman, T.J. Maxx, Target Stores, The Home Depot, Lowe's Companies, Inc. and Kohls department stores.

	In order to increase its market penetration, the Company has undertaken a program of establishing strategic business alliances with large companies engaged in the sale of complementary products and/or services. During 1993, the Company entered into five year agreements for the joint marketing of its products with Wells Fargo and The Standard Register Company ("Standard Register").

	Pursuant to a Software Development Project
Agreement and a Software License Agreement with Wells Fargo (collectively, the "Agreements"), the Company has agreed, for a term expiring March 5, 1998 to provide to Wells Fargo the PowerVault software and hardware necessary to equip all of Wells Fargo's cash processing centers which contract with banks to process bank deposits picked up from bank customers, and to consolidate chain store deposits into one large deposit prior to shipment to the bank. All software developed under the arrangement is pursuant to agreed specifications and is being warranted to such specifications. The arrangement also provides for the parties to jointly promote the sale of the PowerVault, the CP-2000 and Wells Fargo's services, and for the compensation to each other for sales of the other's products made as a result of such joint marketing efforts. In addition, the parties have also entered into various collateral agreements, including a software support/consulting agreement, a hardware sale agreement and a hardware maintenance agreement. The Company has agreed with Wells Fargo that until the termination of the Agreements, the Company will not supply services (i) to armored car companies, except that the Company may continue to render hardware and software maintenance services to its existing armored car customers, or, (ii) directly or indirectly, to third party service suppliers to owners or operators of automated teller machines. The Agreements also restrict Wells Fargo from using products which compete with the Company's systems. During 1995, revenue from the sale of hardware, software and maintenance agreements under the Agreements aggregated approximately $391,894, as compared to $628,575 in 1994. This decrease resulted from Wells Fargo's decision to defer indefinitely the installation of additional systems which the Company had projected to be installed during 1994 and beyond. There is no specific planned roll-out of systems to the remaining Wells Fargo cash processing centers, although the Agreements remain in effect and the Company believes that Wells Fargo remains committed to increasing its cash processing business.

	A Joint Sales and Marketing Agreement with
Standard Register provides for a joint sales effort by the parties to sell the CP-3000 with its related peripherals, some of which are provided by each party. In addition, each party has the right to sell certain stand-alone products which are not part of a complete system. Software and hardware maintenance for the CP-3000 systems sold jointly are provided by the Company. Pursuant to such agreement, Standard Register had no obligation to purchase software packages, however during 1995, they purchased $139,964 of hardware, as compared to $61,830 during 1994.

	In general, because of the nature of the Company's products, a large potential customer will normally place a small order for the Company's products for testing in one or several locations; thereafter, the customer will generally order a large quantity of product for installation throughout its locations and, thereafter, will order decreasing quantities to complete installation at smaller or newly established locations. Therefore, a large customer one year may not be a significant customer the next year. During 1995, The Home Depot and Target Stores each accounted for more than 10% of the Company's revenues. The Company's bank sales are not seasonal, but its sales to retailers generally occur during the first three quarters of each year.

	Since 1984, the Company has marketed its products on a national basis, primarily by its own employees, supervised by the Company's executive officers. Although the Company expects that a high percentage of its future sales will continue to be made by its own employees, it has taken steps to take advantage of the sales potential available through indirect sales channels, such as value-added resellers ("VARs"), and through the formation of strategic business alliances with larger companies engaged in the sale of complementary products and services, such as Wells Fargo and Standard Register. While the Company continues to believe that strategic business alliances can be a valuable source of additional business, its experience to date with VARs has not been satisfactory and that program is being discontinued.

	The Company has organized its sales organization into a territory sales group, a national accounts sales group for retail cash office systems sales, and a communications systems solutions sales group. This structure is designed to assure coverage of the banking industry, which is comprised of local or regional organizations, and the retail industry, which is essentially controlled by chain organizations with headquarters control over systems and purchasing. The territory sales group is responsible for direct sales to banks and independent retail operations within a specific geographical area in which the representative is assigned. This group also serves to support the sales efforts of sales representatives of those organizations with which the Company has formed a business alliance, such as Wells Fargo and Standard Register. The national accounts sales group is headquartered at the Company's offices in New Jersey and is responsible for retail cash office systems sales to chain stores with centralized management and purchasing. The communications systems solutions sales group is headquartered at IEI's offices in Miramar, Florida and is responsible for the sale of communications products to chain stores. The Company's sales staff receives a base salary plus commissions.

	The Company participates in industry conferences such as the National Retail Federation ("NRF") Annual
Conference, the American Bankers Association ("ABA") National
Operations and Automation Conference, the NRF Retail
Informations Systems Conference and the Food Marketing
Institute's Marketechnics Conference. In addition, the Company conducts a small number of private shows in selected cities.

	Product Development and Enhancement



	In 1984, the Company's predecessor recognized that most cash-handling operations in businesses which handle large amounts of cash on a daily basis did not have adequate cash reporting/verification systems; and that most record keeping was done by hand and, therefore, was costly and time consuming. It was this realization that led to the development of the Company's proprietary software systems to automate cash processing. The Company has continued to enhance its systems and, in 1995 and 1994, the Company spent $100,516 and $304,322, respectively, to enhance its systems.

	The Company relies on the complexity of its systems and its licensing agreements to protect its computer software coding.

	Manufacture, Distribution and Proprietary Rights

	The Company does not manufacture any of the equipment it sells, although some equipment and components are manufactured exclusively for the Company. Some equipment is distributed exclusively by the Company in the United States. Other equipment is purchased on an OEM basis with the Company's label and still other equipment is distributed with the manufacturer's label on a non-exclusive basis by the Company.

	Other than the Keyboard/Wedge and the printed circuit boards used in conjunction with the StoreComm AP and the StoreComm ISP, all of which are proprietary and manufactured to the Company's specifications, substitute equipment for use in the Company's systems is obtainable by the Company from other sources.

	Employees

	As of March 12, 1996, the Company had 49 full-time employees, which includes 21 full-time employees at IEI. Twelve of the Company's employees are executive and administrative personnel, twelve are systems software development personnel, five are customer software support personnel, four are customer hardware support personnel and sixteen are sales and marketing personnel. The Company's employees are covered by a comprehensive medical and major medical plan, and receive life insurance and long-term disability benefits. The Company is not a party to any collective bargaining agreement and considers its employee relations to be satisfactory.

	It is the Company's practice to require its marketing employees to sign a non-compete agreement which restricts the employee from competing with the Company for a six-month period following the employee's termination of employment in any territory where the employee served for the Company or any of the employee's former accounts. The Company's technical employees also are required to sign a confidentiality agreement.

	From time to time, the Company utilizes the services of independent consultants to provide computer systems analysis and software design and support. The Company retains all rights to the work product created for the Company by such consultants.

	Competition

	The Company's business is highly competitive.
There are other manufacturers and distributors of the systems and equipment marketed by the Company which have the resources and technical staff to develop and market systems and equipment similar to that of the Company. A number of these competitors are larger than the Company and have substantially greater resources. The Company believes its competitors generally sell products which are rigid in their application and not suitable for all retail operations. The Company, on the other hand, generally customizes its products to fit a customer's specific needs. As a result, the Company believes its products are more flexible and more comprehensive than its competitors' current products.

ITEM 2 - DESCRIPTION OF PROPERTY

	Leased Properties

	The Company's corporate headquarters are housed in approximately 8,350 square feet in a four story brick building in Englewood, New Jersey which the Company leases at a current annual rental of $162,825, subject to increases for real estate taxes and utility costs, for a term which ends on December 15, 1998. At the option of the Company, the term may be extended for an additional five years. Approximately 50 percent of the space is used as executive and sales offices, approximately 20 percent is used for storage and approximately 30 percent is used for testing and development. IEI leases approximately 12,500 square feet in a contemporary office park in Miramar, Florida at a current annual rental of $122,232 for a term which expires on April 30, 2000. The Company considers its facilities suitable and adequate for its present use.

ITEM 3 - LEGAL PROCEEDINGS

	There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS


	(a) An annual meeting of ATS's stockholders was held on October 31, 1995 (the "1995 Annual Meeting").

	(b) The names of the directors elected and votes cast at the 1995 Annual Meeting are as follows:

Name                                For             Against
     Michael M. Smith               4,280,145      7,465

     Gerard F. Murphy               4,280,145      7,465

     Thomas J. Carey                4,280,145       7,465

     A. Paul Cox                    4,280,145       7,465

     Fred Den                       4,280,145       7,465

	(c) The other matters voted upon at the 1995 Annual
Meeting were as follows:

	1.    Ratification of the selection of Deloitte &
Touche LLP as Independent Auditors for fiscal year ending
December 31, 1995.

		  For - 4,280,335

		  Against - 1,585

		  Abstain - 6,000
	2. Amendment of the Common Stock Incentive Plan to increase the number of shares of ATS common stock, par value
$.001 per share, authorized thereunder ("ATS Common Stock").

		  For -       2,956,204

		  Against -      80,135

		  Abstain -      12,400

		  Withheld -  1,238,871

	3.    Adoption of the 1995 Director Stock Plan.

		  For -        2,943,463

		  Against -       91,001

		  Abstain -       14,275

		  Withheld -   1,238,871

PART II

ITEM 5 - MARKET FOR COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

	(a)     Market Information. The following table
sets forth the quarterly high and low bid prices as reported in the "pink sheets" published by the National Quotation Bureau Inc. for the two years ended December 31, 1995. The quotations reported represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

1995 Calendar Year           High Bid              Low Bid


1st Quarter                  $  3/4                  $1/2

2nd Quarter                    15/16                  3/8

3rd Quarter                   1 5/16                 11/16

4th Quarter                   1 5/16                  7/8


1994 Calendar Year           High Bid            Low Bid


1st Quarter                  $1-3/4                   $1

2nd Quarter                   1-7/16                    1/2

3rd Quarter                   1-7/16                    3/16

4th Quarter                   1-1/16                    1/2


	(b)     Holders. As of March 4, 1996, the
Company had 426 holders of record of ATS Common Stock, including Cede & Co. which held 1,573,071 shares of ATS Common Stock as nominee for a number of securities brokers. During the year ended December 31, 1995, there were approximately 84 record transfers of ATS Common Stock involving an aggregate of approximately 1,603,361 shares of ATS Common Stock. Dealers listed in the "pink sheets", as maintaining a market in the ATS Common Stock on March 4, 1996, consisted of M. H. Meyerson & Company and Paragon Capital Corporation.

	(c) Dividends. The Company has never paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. The payment of dividends will depend upon the Company's outstanding loan arrangements as well as it short-term and long-term cash availability, working capital and working capital needs and other factors, as determined by the Company's Board of Directors.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

IN REVIEWING MANAGEMENT'S DISCUSSION AND
ANALYSIS, REFERENCE IS MADE TO THE FINANCIAL STATEMENTS AND
NOTES THERETO INCLUDED AS ITEM 7 - "FINANCIAL STATEMENTS" IN
THIS ANNUAL REPORT ON FORM 10-KSB.

	Working Capital and Liquidity

	Information with respect to levels of working capital and other ratios as of December 31, 1995, 1994 and 1993 is as follows:

			1995             1994             1993

Working capital      $1,481,287      $1,293,813      $873,093
(current assets
less current
liabilities)

Working Capital       2.58 to 1      2.59 to 1      2.28 to 1
Ratio(current
assets to
current liabilities)

Percentage of current    46%               50%          53%
liabilities to
Stockholders Equity

Percentage of total       59%               66%         53%
liabilities to
Stockholders Equity

At December 31, 1995, cash (and cash
equivalents) amounted to $164,548 and the Company did not have any outstanding borrowings. In March 1995, First Fidelity Bank, N.A., New Jersey approved a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. As of March 20, 1996, the Company did not have any draw against this line of credit.

Management believes that economic conditions within the two largest industries from which the Company draws its customers - banking and retail - will continue to improve in 1996, resulting in increased revenues for the Company.

The Company believes that its working capital and available cash during 1996 will be adequate to maintain its operations and pay its outstanding obligations as they become due, and that excess cash will be used primarily to purchase inventory, and to enhance its software. The Company does not believe that it will be necessary to raise additional funds during 1996, except for temporary bank borrowings in the normal course of business.

The Company does not believe that inflation will have a material impact on the Company's sales or income.

Results of Operations

		1995 Compared with 1994

	IEI was acquired in August of 1994 and was operational for five months during 1994. In 1995 IEI was operational for twelve months and increased its revenues by $2,224,602 over the five months of 1994. This accounted for the bulk of the $2,668,792 (46.4%) increase in revenues from $5,744,724 in 1994 to $8,413,516 in 1995. Product and systems sales increased $2,041,639 (50.7%) while maintenance revenues of $2,343,692 were $627,153 (36.5%) higher than 1994.

	 Cost of goods sold and service expenses rose as a percentage of sales from 45.4% in 1994 to 45.6% in 1995. This slight overall increase was comprised of a 4.0% increase in cost of systems and stand-alone products and a decrease of 9.2% in maintenance costs due to IEI contracts which include software support only.

	 Selling, general and administrative expenses increased $1,269,551 (45.7%) primarily due to a $878,276 increase in expenses of IEI which was operational for twelve months of 1995 compared to five months of 1994. The bulk of the remaining increase was due to one time legal fees of $361,794 in connection with a potential proxy contest relating to the election of directors at the 1995 Annual Meeting. Accounting fees related thereto were $19,520. On August 30, 1995, the Company, Michael M. Smith, Gerard F. Murphy, Fred Den and Louis
Z. Weitz entered into a Settlement Agreement which resolved a potential proxy contest threatened by Messrs. Smith and Murphy in connection with the election of directors at the 1995 Annual Meeting. As part of the Settlement Agreement, the Company agreed to pay all legal and accounting expenses related thereto.

	 The tax provision for 1995 of $187,887 was $174,046 greater than the 1994 provision of $13,841. In 1994, the deferred tax benefit from utilizing operating loss carryforwards offset most of the liability. In 1995, there were no such tax benefits.

	 As a result of the foregoing, the Company had net income of $369,650 compared to $360,026 in 1994. This is an increase of $9,624 or 2.7%.

		1994 Compared with 1993

	Revenues in 1994 increased 5.0% to $5,744,724 from $5,469,719 in 1993, which was attributable to the sale of products ($866,639) by IEI and maintenance revenue ($136,769) received by IEI. Without such IEI revenues, revenues in 1994 would have been $4,741,316, a decrease of 13.3% from 1993. A 26.5% decrease in equipment and system sales by ATS was partially offset by a 35.2% increase in ATS equipment and maintenance service revenue. The increase in ATS equipment maintenance and service revenue resulted from an increased number of systems being under annual maintenance contracts, particularly with large retailers. The decrease in ATS equipment and systems sales was due to last year's national rollout by a major retail customer without a corresponding order in 1994 and greater software sales to Wells Fargo and Standard Register during 1993, the initial year of the agreements with each of them.

	Cost of goods sold and service expenses rose from 36.5% of revenue in 1993 to 41.9% in 1994. This was primarily due to greater sales of software in 1993, a portion of which had been capitalized, and a decrease in the selling price of certain systems in 1994, thereby lowering margins. Additionally, the products sold by IEI carry slightly lower margins. This increase in the cost of sales as a percentage of revenue was offset by lower equipment maintenance and service costs due to negotiated price decreases from vendors as well as a greater number of less costly systems being under contract.

	Selling, general and administrative expenses increased $554,372 (22.9%) to $2,976,403 in 1994 from $2,422,031 in 1993, of which $425,602 was attributable to the addition of 16 IEI employees and the salary and other personnel expenses related thereto. The balance was attributable to increased non-capitalized software charges of $42,690, investment banking fees of $37,290, increased software amortization of $23,794 and greater professional fees of $22,753. The increase was offset by a reduction in commissions of $39,946 and pension costs of $38,216.

	Net income for 1994, before provision for income taxes, was $373,867, as compared to $1,035,768 in 1993, a decrease of 63.9%. The provision for income taxes in 1994 of $13,841 was benefitted by the utilization of net operating loss carryforwards of $121,554.

	As a result of the foregoing, the Company had net income in 1994 of $360,026, as compared to net income of $1,035,768 in 1993.

ITEM 7 -  FINANCIAL STATEMENTS

ATS MONEY SYSTEMS, INC.
Consolidated Financial Statements for the
Years Ended December 31, 1995 and 1994, and
Independent Auditors' Report

				ATS MONEY SYSTEMS, INC.
				TABLE OF CONTENTS               Page
INDEPENDENT AUDITORS' REPORT                                    F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
	YEARS ENDED DECEMBER 31, 1995 AND 1994:

	Balance Sheets                                                F-2

	Statements of Operations                                      F-3

	Statements of Changes in Stockholders' Equity                 F-4

	Statements of Cash Flows                                      F-5

	Notes to Financial Statements                                 F-6 - 13


INDEPENDENT AUDITORS' REPORT
ATS Money Systems, Inc.:
We have audited the accompanying consolidated balance sheets of ATS Money Systems, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ATS Money Systems, Inc. as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Parsippany, NJ

March 26, 1996

			ATS MONEY SYSTEMS, INC.
			CONSOLIDATED BALANCE SHEETS
			DECEMBER 31, 1995 AND 1994

ASSETS                                           1995                1994
CURRENT ASSETS:
  Cash and cash equivalents                   $  164,548       $  527,369
  Trade accounts receivable,
  less allowance for doubtful accounts
  of $92,363 in 1995, and $192,702 in 1994      1,560,626         855,844

  Inventories (Note 4)                            520,996         617,796

  Prepaid expenses and other current
  assets (Note 5)                                 172,221         108,138

	   Total current assets                 2,418,391       2,109,147

PROPERTY - At cost:
  Office furniture                                 52,912          34,257
  Office machinery and equipment                  100,520          85,066

	   Subtotal                               153,432         119,323

  Less accumulated depreciation                    68,796          48,614

	   Property - net                          84,636          70,709

OTHER ASSETS:
  Software costs, less accumulated amortization of
    $361,641 in 1995 and $268,826 in 1994(Note 2) 631,568         529,983
  Deposits                                         65,073          22,477

	   Total other assets                     696,641         552,460

TOTAL                                          $3,199,668      $2,732,316
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade                     $  155,808      $  239,784
  Accrued expenses                                418,058         228,904
  Deferred revenue                                247,602         323,541
  Other liabilities                               115,636          23,105

	   Total current liabilities              937,104         815,334

LONG-TERM - Deferred credit, less
amortization of $39,211 in 1995
and $10,742 in 1994 (Note 3)                       245,956        274,425

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY: (Note 7)
  Common stock - $1 par value, 25,000,000
  shares authorized,  5,835,794 and 5,820,141
  shares issued at December 31, 1995 and
  1994, respectively                                 5,836          5,820
  Additional paid-in capital                     2,319,920      2,315,535
  Accumulated deficit                             (309,048)      (678,698)
  Treasury stock - 100,000 shares, at par value       (100)          (100)

	   Total stockholders' equity            2,016,608      1,642,557

TOTAL                                           $3,199,668     $2,732,316

See notes to financial statements.

			ATS MONEY SYSTEMS, INC.
			CONSOLIDATED STATEMENTS OF OPERATIONS
			YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

				  1995              1994            1993
REVENUE:
  Equipment and systems sales   $6,069,824      $4,028,185      $4,300,895
  Equipment maintenance and
  service revenue                2,343,692       1,716,539       1,168,824

	   Total revenue                8,413,516       5,744,724       5,469,719

COSTS AND EXPENSES:
  Cost of goods sold and
  service expense:
    Equipment and systems        2,835,624       1,718,093       1,459,829
    Equipment maintenance
    and service                    999,066         889,609         535,358
  Selling, general and
  administrative expenses
  (Notes 5 and 12)                4,046,502       2,776,951       2,422,031

	   Total costs
	   and expenses                 7,881,192       5,384,653       4,417,218

INCOME FROM OPERATIONS             532,324         360,071       1,052,501

Net interest (income) expense      (25,213)        (13,796)         16,733

INCOME BEFORE INCOME TAX EXPENSE   557,537         373,867       1,035,768

INCOME TAX EXPENSE (Note 8)        187,887          13,841            -

NET INCOME                        $369,650         $360,026     $1,035,768

EARNINGS PER COMMON SHARE:
(Note 2)
  Primary and fully diluted          $0.06            $0.06           0.18

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                     5,837,605       5,716,955       5,682,637


See notes to financial statements.

ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
									Total
				Additional                              Stock-
			Common   Paid-in       Accumulated    Treasury  holders'
			Stock    Capital         Deficit        Stock    Equity
BALANCE,
  DECEMBER 31, 1992     $5,766  $2,314,364      $(2,074,492)    $(100)  $245,538

Issuance of common stock
due to exercise of stock
options (50,000 shares)     50      -                   -         -           50

Net income - 1993           -       -             1,035,768       -    1,035,768

BALANCE,
  DECEMBER 31, 1993      5,816   2,314,364       (1,038,724)     (100) 1,281,356

Issuance of common stock
due to exercise of stock
options (4,171) shares
					     4       1,171              -          -       1,175

Net income - 1994          -         -                360,026      -     360,026

BALANCE,
  DECEMBER 31, 1994      5,820   2,315,535           (678,698)   (100) 1,642,557

Issuance of common stock
due to exercise of stock
options (15,653 shares)     16       4,385                 -       -       4,401

Net income - 1995            -         -              369,650      -     369,650

BALANCE,
  DECEMBER 31, 1995     $5,836  $2,319,920          $(309,048) $(100) $2,016,608

See notes to financial statements.

			ATS MONEY SYSTEMS, INC.
			CONSOLIDATED STATEMENTS OF CASH FLOWS
			YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

										1995         1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  369,650   $  360,026   $1,035,768
  Adjustments to reconcile net income
    to cash (used in) provided by operating
    activities:
    Depreciation and amortization              154,478      139,088      122,402
    Changes in current assets and
    liabilities:
      Trade accounts receivable - net         (704,782)     313,318    (464,747)
      Inventories                               96,800       46,428    (274,105)
      Prepaid expenses and other current
      assets                                   (54,083)      14,608      18,217
      Accounts payable - trade                 (83,976)      81,845      (7,789)
      Accrued expenses                         189,154      (31,126)    145,620
      Deferred revenue                         (75,939)      62,711      83,976
      Deposits                        (42,596)     (34,382)   (171,153)
      Other liabilities                         92,531       (9,840)        244

	   Net cash (used in) provided by
	   operating activities                       (58,763)     942,676     488,433

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalization of software
  development costs                           (264,350)    (304,324)   (254,844)
  Additions to property                        (34,109)     (32,351)     (3,969)
  Cost of acquisition                              -       (204,110)       -

	   Net cash used in investing
	   activities                                (298,459)    (540,785)   (258,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of term note payable                  -           -       (421,875)
  Repayment (issuance) of stockholder's loan       -         30,000     (30,000)
  Notes issued to employee (Note 5)            (10,000)     (45,000)        -
  Proceeds from the issuance of common stock     4,401        1,175          50

	   Net cash used in financing
	   activities                                  (5,599)     (13,825)   (451,825)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                            (362,821)     388,066    (222,205)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                            527,369      139,303     361,508

CASH AND CASH EQUIVALENTS, END OF YEAR        $164,548     $527,369    $139,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                  $-           $-         $  32,236

    Income taxes                              $ 114,499    $   8,100  $   9,900

See notes to financial statements.

ATS MONEY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

 1.     DESCRIPTION OF COMPANY OPERATIONS
ATS Money Systems, Inc. ("ATS"), with a wholly-owned subsidiary, Innovative Electronics, Inc., acquired in August, 1994
(collectively, the "Company"), is engaged in the development, sale and service of currency counting systems and equipment for department and chain stores' cash offices and bank commercial vaults and of communications systems primarily used by chain stores. In addition, the Company and subsidiary offer maintenance and service contracts through a national service organization on all machines and equipment they sell. The
Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. The Company was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.
The principal products sold by the Company during 1995 were its ATS CP-2000 Deposit/Register Verification and CP-3000 Register Verification Systems, and an Innovative Electronics, Inc.
communications product, the StoreComm ISP and its related hardware.
The principal market for its products has been in the United
States.
 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
	Principles of Consolidation - The consolidated financial statements include the accounts of ATS Money Systems, Inc. and its wholly owned subsidiary. All significant intercompany transactions and account balances have been eliminated.
	Cash and Cash Equivalents - Cash and cash equivalents include investments with original maturities of three months or less.
	Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.
	Property - Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to ten years.
	Capitalized Software Costs - The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimate of the economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $162,765, $139,708, and $115,951 for the years ended December 31, 1995, 1994 and 1993, respectively. Fully depreciated software costs of $69,950, $118,936, and $177,512 were written off in 1995, 1994 and 1993, respectively.
	Revenue Recognition - Revenue from equipment and systems sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on either delivery of the software if collectibility is probable or upon completion of the majority of the product, which equates to reaching a milestone in accordance with the contract agreement, and any remaining insignificant obligations of the Company are accounted for by deferring a pro rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance or by recording a current year expense for the remaining costs associated with completing the project.
	Equipment Maintenance and Service Revenue - Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.
	Use of Estimates - The Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.
	Earnings Per Common Share - For purposes of calculating earnings per common share, for the years ended December 31, 1995, 1994 and 1993, the Company used the weighted average number of shares of common stock outstanding during the year applied to the net income. The exercise of stock options (see Note 7) was assumed in the calculation.
	New Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards ("SFAS 121"), "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed of," which is effective in 1996. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The Company believes that the adoption of SFAS 121 will not have any effect on the Company's results of operations or financial position.
	SFAS 123 "Accounting for Stock-Based Compensation" which will be adopted by the Company in 1996, includes certain elective provisions which, if followed, would require the Company to record compensation for awards made under the Stock Option Plan.
The Company has elected to continue to account for grants under the Stock Option Plan using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 will not have any effect on the results of operations but will require expanded disclosure regarding the grants under the Stock Option Plan.
	Income Taxes - The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("SFAS 109") effective January 1, 1993. SFAS 109 required a change from the deferred to the liability method for financial accounting and reporting of income taxes.
	Reclassifications - Certain prior year amounts have been reclassified in order to conform with the 1995 presentation.
3.      ACQUISITION
	On August 25, 1994, the Company, through a newly formed wholly owned subsidiary, IEI Acquisition Corp., purchased certain assets and assumed certain liabilities of a subsidiary of Dynatech Corporation, headquartered in Miramar, Florida. The subsidiary, which changed its name to Innovative Electronics, Inc., is in the business of marketing hardware and software products designed to permit the exchange of pricing, product and other data among stores within a chain.
	The acquisition was accounted for by the purchase method of accounting. Accordingly, the assets, liabilities and results of operations of Innovative Electronics, Inc., are included in the consolidated financial statements, beginning on August 25, 1994.
The purchase price has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition.
	The purchase price of the assets acquired plus certain direct closing costs aggregated to $204,110. The excess of the estimated fair values of the assets acquired over the purchase price ($285,167) has been recorded as a deferred credit, and is being amortized on a straight line basis over ten (10) years.
	The details of the subsidiary acquired and its impact on cash flow is as follows:

Fair value of assets acquired                           $551,963
Liabilities assumed                                       62,686

Fair value of assets acquired
  over liabilities assumed                               489,277

Less acquisition costs                                   104,110
Less excess of net assets acquired
  over cash paid                                         285,167

Cash paid for subsidiary                                $100,000


4.      INVENTORIES
	Inventories consist of machines held for sale and machine parts, as follows:

											   1995            1994
Machines held for sale                          $446,433        $597,246
Parts and raw materials                          111,263          80,550
Reserve for obsolescence                         (36,700)        (60,000)

Total                                           $520,996        $617,796


 5.     RELATED PARTY TRANSACTIONS
	During 1995 and 1994, the Company engaged one of its directors to oversee its accounting policies and activities, particularly of its newly acquired subsidiary.  During 1995, a salary was paid to the director of $15,937, fees of $12,704 and expenses of $1,337. During 1994, the fee was $20,000, plus expenses of
$3,819.
	During 1994, the Company loaned $45,000, bearing an interest rate of 1% above the prime rate, to one of its employees who is not an executive officer.  The loan is evidenced by two notes of equal principal amounts.  The first of these two notes was due and payable on March 1, 1995 and the second is due and payable on March 1, 1996 provided that if the employee is employed by the Company on the due date the principal and accrued interest will be forgiven.  The Company is amortizing these notes on a straight line basis over the 24 month contract period beginning
March 1, 1994.  The employee is currently employed and the
amounts have been forgiven as of March 1, 1996.
	During 1995, the Company loaned $10,000, bearing an interest rate of 1% above the prime rate, to an executive officer of the
Company.   The loan is due on December 31, 1996.
	At December 31, 1995 and 1994, all directors and executive officers, as a group, collectively owned 64% and 62%, respectively, of the Company's common stock.
 6.     COMMITMENTS AND CONTINGENCIES
	At December 31, 1995, the Company was committed under noncancellable, operating leases for office space, automobiles and office equipment, expiring at various dates through April
2000, requiring minimum annual rental payments as follows:

	1996                                            $ 333,828
	1997                                              309,074
	1998                                              297,195
	1999                                              144,904
	2000                                               40,744

												$1,125,745


	Rental expense under such leases totaled $322,081, $216,351 and $144,667, for the years ended December 31, 1995, 1994 and 1993, respectively.

 7.     STOCKHOLDERS' EQUITY
	Common Stock - The authorized capital stock of the Company consists of 25,000,000 shares of non-cumulative, voting, common stock, with a par value of $.001 per share.
	Stock Option Plan - In January 1993, the Company adopted a common stock incentive option plan (the "Plan"), approved by the stockholders at the annual meeting in May 1993, which authorizes the issuance, within ten years, of options covering up to 280,000 shares of common stock to certain employees and other individuals of importance to the Company. The Plan is intended to provide incentive to continued employment of certain employees and other individuals by enabling them to acquire a proprietary interest in the Company. Options granted under the Plan may be either "incentive stock options" or "non-qualified stock options." Incentive stock options, granted only to certain employees of the Company, expire within ten years (five years for a 10% beneficial owner of the Company's securities) from the date granted and are exercisable from time to time in accordance with the terms of such options. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date of grant (110% for a 10% beneficial owner of the Company's securities). Non-qualified stock options can be granted to certain employees of the Company and advisors and consultants to the Company. Such stock options are exercisable on or after the date of grant and the exercise price is not limited and may be below fair market value. On September 14, 1993, when the fair market value of the common stock was $.28125 per share, the Company granted 159,685 incentive stock options at such price ($.31 per share for one employee) and 65,315 non-qualified stock options (15,315 granted at $.28125 per share and 50,000 granted at $.001 per share).
During 1993, 50,000 non-qualified options were exercised at a price of $.001 per share.
	During 1994, the Company granted 36,000 incentive stock options (21,000 granted at $1.25 per share and 15,000 granted at $1.375). Also during 1994, 4,171 of the incentive stock options were exercised at a price of $.28125 per share.
	The Company did not grant any options in 1995, however, on October 31, 1995 an additional 200,000 shares were authorized.
During 1995, 15,653 options were exercised at a price of $.28125 per share.
	On September 27, 1995, the Board of Directors approved the ATS Money Systems, Inc., 1995 Director Stock Plan pursuant to which the Company's nonemployee directors, upon first being elected to the Board, would be granted 10,000 shares of the Company's common stock, and on the date of election of directors at each annual stockholder meeting thereafter (if such person continues to serve as a director) would be granted options to purchase
5,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. The
Plan was approved at the 1995 Annual Meeting of Stockholders.
The nonemployee directors were granted 30,000 shares effective
October 31, 1995, which were issued on January 2, 1996.
	At December 31, 1995, there were 180,992 options outstanding at prices ranging from $.28125 to $1.375 per share of which 109,666 were exercisable.
 8.     INCOME TAXES
	The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective
January 1, 1993. The cumulative effect of adopting SFAS 109 had no effect on the Company's Statement of Operations for the year ended December 31, 1993, as the Company had net operating loss carryforwards and credits for which a valuation allowance was established.
	Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards.
	The significant items comprising the Company's net deferred taxes as of December 31, 1995 and 1994 are as follows:

						     1995            1994
Deferred tax assets:
  Operating loss carryforwards - Federal         $   -         $52,948
  Provision for bad debts                          29,674       12,200
  Inventory writedowns                              8,600        6,400
  Payroll                                           6,000       14,000
  Deferred credits - acquisition                   91,798          -
  Alternative minimum tax credit carryforward         -         10,048
  General business tax credits                        -         33,420
  Investment tax credit                               -          2,168

Total deferred tax asset                          136,072      131,184

Deferred tax liabilities:
  Depreciation                                      4,830        3,010
  Software amortization                            88,468       57,210

Total deferred tax liabilities                     93,298       60,220

Net deferred tax asset before valuation allowance  42,774       70,964
Valuation allowance                               (42,774      (70,964)

Net deferred tax asset                           $-             $-

	The income tax provision for the years ended December 31, 1995 and 1994 consists of the following components:

										    1995            1994
Current:
  Federal                                       $176,887        $109,367
  State                                           11,000          26,028
  Change in valuation allowance resulting
  from the utilization of net operating
  loss carryforwards                                 -          (121,554)

Total current                                    187,887          13,841

Deferred:
  Federal                                         20,566          12,600
  State                                            5,971           2,342
  Change in valuation allowance                  (26,537)        (14,942)

Total deferred                                       -                -

Income tax expense                              $187,887         $13,841



	The Federal and State taxes provided are offset by the utilization of operating loss carryforwards in 1994.
	A reconciliation of the Company's statutory rate to the Company's effective rate is as follows:

											1995    1994    1993
Expected statutory rate                         34.0%   34.0%   34.0%

State income tax (composite rate)                2.0     9.0     9.0

Change in valuation allowance resulting
  from the utilization of net operating
  loss carryforwards and use of tax credits     (2.3)  (39.3)  (43.0)

											33.7%    3.7%    0.0%

	For the year ended December 31, 1995, the Company used its remaining investment tax credits, research credits and alternative minimum tax credits, totaling $38,300 to reduce current taxes payable. For the year ended December 31, 1994, the Company utilized the remaining net operating loss carryforward, which had the effect of reducing current Federal and State income taxes payable. At December 31, 1995, the Company had no available net operating loss carryforwards for Federal or State tax purposes.
 9.     MAJOR CUSTOMERS
	Sales to each of the Company's three major customers, which are subject to change annually, as a percentage of total revenue, for the years ended December 31 approximated:

											1995    1994    1993
Major Customer 1                                26%     26%     30%
Major Customer 2                                17      21      18
Major Customer 3                                14      14      11


10.     RETIREMENT PLAN
	The Company has a defined contribution plan covering substantially all of its employees. Company contributions to the plan, which are discretionary, are made from its profits. Contributions are based upon a percentage of eligible employees salaries ranging from -0-% to a maximum of 15%. The contributions for 1995, 1994 and 1993 were $0, $36,072 and $74,288, respectively.
11.     LINE OF CREDIT
	The Company has a line of credit of $750,000 available. Interest rates will be the bank's base rate plus 0.5%. The Company has no borrowings outstanding at December 31, 1995.
12.     SETTLEMENT AGREEMENT
On August 30, 1995, the Company, Michael M. Smith, Gerard F. Murphy, Fred Den and Louis Z. Weitz entered into a Settlement Agreement which resolved a potential proxy contest threatened by Messrs. Smith and Murphy in connection with the election of directors at the 1995 Annual Meeting of Stockholders.
As part of the Settlement Agreement, the Company agreed to pay all legal and accounting expenses related thereto. Legal expenses amounted to $361,794 and accounting fees were $19,520. Such expenses are included in Selling, General and Administrative expenses.
******

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

 ON ACCOUNTING AND FINANCIAL DISCLOSURE

	On September 29, 1995, Margolin, Winer & Evens,
LLP ("Margolin") was dismissed as the Company's principal auditors and Deloitte & Touche LLP was re-engaged as the Company's principal auditors. The engagement of Margolin as the Company's principal auditors on July 7, 1995 to replace Deloitte & Touche LLP, which was dismissed as the Company's principal auditors on such date after having been the Company,s principal auditors for approximately seven years, was approved by Messrs. Fred Den and Louis Z. Weitz, who at the time constituted a majority of the Company's Board of Directors. Effective August 30, 1995, the Board of Directors was reconstituted to consist of Messrs. Michael M. Smith, Gerard F. Murphy and Fred Den. The reconstituted Board of Directors approved the re-engagement of Deloitte & Touche LLP and the dismissal of Margolin.

	Pursuant to Item 304 (a) (1) of Regulation S-K:

	(i)     On September 29, 1995, Margolin was
dismissed as the Company's principal auditors.

	(ii)    The reports on the financial statements
of the Company for the years ended December 31, 1993 and 1994 were audited by Deloitte & Touche LLP and contained no adverse opinion, disclaimer of opinion, modification or qualification. Since Margolin was engaged as the Company's principal auditors in July 1995, it has issued no reports on the financial statements of the Company.

	(iii)   The decision to change accountants from
Margolin to Deloitte & Touche LLP was approved by the Company's
Board of Directors.

	(iv)    During the years ended December 31,
1993 and 1994 and through December 31, 1995, there were no disagreements with Deloitte & Touche LLP or Margolin on any matter of disclosure or audit scope and procedure, which disagreement, if unresolved to the satisfaction of such firm, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

	(v)     Not applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION
16(a) OF THE EXCHANGE ACT

	Directors of the Company

	The directors of the Company are as follows:

	Name            Age     Principal Occupation           Director
							       Since                                           Since
Gerard F. Murphy        60      President and CEO              Aug.1988

Michael M. Smith        60      CEO-Care for Aging Parents     Aug.1995
				Inc.

Fred Den                54      Real estate manager with       Aug.1988
				Marteva Corp.

A. Paul Cox             58      Business Consultant            Oct.1995

Thomas J. Carey         59      CFO-Driver-Harris Co.          Oct.1995

	There is no family relationship among any of the members of the Board of Directors.

	The business experience of each of the foregoing persons, during the past five years, is as follows:

	Mr. Murphy has been the President and Chief
Executive Officer of the Company for more than the past five years.

	Mr. Smith has been CEO of Care for Aging
Parents, Inc., a publishing company, since 1989. He has been the Chairman of the Board and Treasurer of the Company since August, 1995.

	Mr. Den has been a real estate manager for Marteva Corp. for more than the past five years and is involved in managing and operating various real estate ventures. He has been the Secretary of the Company for more than the past five years.

	Mr. Cox was Chairman and CEO of Codema
Corporation, a management consulting company from 1989 to 1992. From 1992 to 1994 he was Vice President and General Manager of the Business Equipment and Systems Division of Standard Register Corporation. Since 1994 he has been a business consultant.

	Mr. Carey was elected CFO of Driver-Harris
Company, a multi-national manufacturer of electrical resistance wire listed on the American Stock Exchange. From 1992 through 1994, Mr. Carey served as CFO and Treasurer of The Home News Company and its successor, Glenwood Communications Corporation. Prior to 1992, Mr. Carey was a partner with Deloitte & Touche LLP.

	Each of the directors of the Company were elected as such at the 1995 Annual Meeting and holds office until the next annual meeting of stockholders and until his respective successor has been duly elected and qualified.

	Directors receive compensation of $500 for each day of regular meetings, special meetings, planning meetings or any other duly called meeting of the Board, other than committee meetings. For each day of committee meetings that members of the Board attend, a compensation of $300 is paid. An additional compensation of $300 is paid to the Chairman for each day of regular meetings, special meetings, planning meetings, committee meetings or any other duly called meeting of the Board that the Chairman of the Board shall attend.

	Executive Officers of the Company.

     The executive officers of the Company are as
follows:
Name                 Age            Position with the Company


Gerard F. Murphy     60              President, CEO and Director

James H. Halpin      53              Executive Vice President

Ray T. Riley         69              Vice President - Marketing

Joseph M. Burke      54              Vice President - Finance

Michael M. Smith     60              Treasurer and Director

Fred Den             54              Secretary and Director

	There are no family relationships among any of the Company's executive officers. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

	The business experience of Messrs. Murphy, Smith and Den is set forth above. The business experience of each of the other executive officers of the Company during the past five years is as follows:

	Mr. Halpin has been associated with the Company for more than the past five years as its Vice President-National
Accounts through December 31, 1992 and as Executive Vice
President since January 1, 1993.

	Mr. Riley has been associated with the Company for more than the past five years as its Vice President
Marketing.

	Mr. Burke has been associated with the Company for more than the past five years as its Vice President Finance.

	In addition to the foregoing, the Company considers Timothy Eames to be a significant employee of the Company. Mr. Eames, 59, joined the Company as Assistant to the
President in January 1990 and became Vice President - Sales in
November 1990.

	Based solely upon a review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission and the Company under the Securities Exchange Act of 1934 (the "Exchange Act") and upon a review of information received by the Company, no person who at any time during 1995 was a director, executive officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file, on a timely basis since January 1, 1995, reports required by Section 16(a) of the Exchange Act.

ITEM 10 - EXECUTIVE COMPENSATION

Summary of Compensation in fiscal years ended
December 31, 1995, 1994 and 1993 (respectively, "Fiscal 1995",
"Fiscal 1994" and "Fiscal 1993").

	The following Summary Compensation table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company earning more than $100,000 during the Fiscal Year 1995, Fiscal 1994 and Fiscal 1993.

Annual Compensation                     Long Term Compensation

					   Awards          Payouts

					Securities              All Other
Name and         Fiscal                 Underlying  LTIP        Compensation
Principal        Year   Salary$ Bonus$    Options   Payouts($)(2)
Position
Gerard F. Murphy  1995 $150,491 $21,000     -      $32,053     $1,695(3)
President & CEO   1994 $146,107             -      $29,889     $1,695(3)
		  1993 $139,150 $82,247  18,816(1) $24,800     $1,695(3)

James H. Halpin   1995 $124,56  $ 3,288       -    $17,198         -
Executive V. P.   1994 $ 93,230     -         -    $16,402         -
		  1993 $94,946 $25,307  18,816 (1) $12,437         -

 ______________________________________

(1) Represents Incentive Stock Options granted under the Company's Common Stock Incentive Plan on September 14, 1993.

(2) Represents accrued amounts allocated as of December 31 of each year pursuant to the Company's Profit
Sharing Plan. See "Long Term Incentive Plans" for a description of such plan.

(3) Represents insurance premiums paid by the Company with respect to a life insurance policy on the life of Mr. Murphy, the beneficiary of which is his spouse.

Common Stock Incentive Plan

The Common Stock Incentive Plan (the "Plan") was adopted by the Board of Directors in January 1993 and approved by the stockholders of the Company on May 26, 1993. The Plan, as amended by a vote of the shareholders at the 1995 Annual Meeting, currently authorizes the issuance, within ten years of its adoption, of options covering up to 480,000 shares of ATS Common Stock (subject to adjustment in certain circumstances) to such key employees (including executive officers and directors of the Company who are employees of the Company) who have contributed, or reasonably may be expected to contribute, to the profits or growth of the Company. The Plan is intended to provide an incentive to continued employment of such key employees by enabling them to acquire a proprietary interest in the Company and by offering comparable incentives to enable the Company better to attract, compete for and retain highly qualified employees.

The Plan is administered by the Stock Option
Committee, which consists of Messrs. Smith, Carey and Cox. In order for the Stock Option Committee to be "disinterested" for purposes of Section 16 of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), a member of the Stock Option Committee may not participate in the Plan or receive equity securities under any other plan of the Company (subject to certain limited exceptions). A director of the Company who is also an employee of the Company may be granted options under the Plan provided such director is not a member of the Stock Option Committee.

Options granted under the Plan may be either
"Incentive Stock Options", as that term is defined in Section 422 of the Internal Revenue Code (the "Code"), or options which do not qualify as Incentive Stock Options ("Non-Qualified Stock Options"). An Incentive Stock Option must expire within ten years from the date it is granted (five years in the case of such options granted to holders of more than 10% of the
outstanding ATS Common Stock).   The exercise price of an
Incentive Stock Option must be at least equal to the fair market value of the Common Stock on the date such Incentive Stock Option is granted and must be paid in cash, a cash equivalent, ATS Common Stock or any other consideration acceptable to the Stock Option Committee. To the extent the aggregate fair market value of Incentive Stock Options that are exercisable for the first time by an optionee during any calendar year exceeds $100,000, such options will be treated as Non-Qualified Stock Options. The exercise price of Non-Qualified Stock Options is not limited and may be below fair market value.

Incentive Stock Options terminate three months after the optionee's relationship with the Company is terminated without cause (one year if termination is by reason of death or disability). In the case of Non-Qualified Stock Options, such options terminate as determined by the Stock Option Committee, and as set forth in the option agreement between the Company and the optionee.

The Company did not grant any stock options during Fiscal 1995 to either executive officer listed in the Summary Compensation table. The Company did not grant any stock appreciation rights during Fiscal 1995.

Stock Options Held at End of Fiscal 1995

The following table indicates the total number of exercisable and unexercisable stock options held by each executive officer named in the Summary Compensation table as of December 31, 1995. No options to purchase ATS Common Stock were exercised during Fiscal 1995 and no stock appreciation rights were outstanding during Fiscal 1995.

									Value of
									In-the-Money
		Number of Securities            Securities Underlying
		Underlying Unexercised          Unexercised Options at
		Options at December 31, 1995    December 31, 1995
Name

		Exercisable Unexercisable        Exercisable Unexercisable

Gerard F. Murphy  12,544      6,272               $11,007     $5,504

James H. Halpin   12,544      6,272               $11,368     $5,684

Long Term Incentive Plans

     The Company has a discretionary non-contributory
Profit Sharing Plan ("Profit Sharing Plan"). The Profit Sharing Plan's Trustees are the Company's directors. All of the Company's full-time employees who have attained the age of 21 and have completed one year of continuous service with the Company, subject to certain requirements, are eligible to participate in the Profit Sharing Plan. Pursuant to the Profit Sharing Plan, the Company may make annual cash contributions, limited to 15% of the salaries of participating employees, if the Board of Directors determines that the Company's profits warrant such a contribution. Contributions made by the Company are allocated to participating employees in proportion to their compensation.

The following table shows for Fiscal Year 1995 the amounts allocated under the Profit Sharing Plan to each executive officer listed in the Summary Compensation Table. The accrued amounts of these awards are shown in the Summary
Compensation Table under "LTIP Payouts".


	 Long-Term Incentive Plans-Awards in Fiscal 1995

Name
		Dollar Amount           Period Until         Future
		Allocated for 1995      Maturation(1)        Payout
Gerard F. Murphy      $0                     -               (2)

James H. Halpin       $0                     -               (2)


_______________
(1)  The Company's contributions to the Profit
Sharing Plan become 20% vested after two full years of service and 20% vested for each full year of service thereafter until full vesting occurs. A participating employee becomes fully vested upon death, total disability, the termination of the Profit Sharing Plan or upon retirement at age 65. Each of the named individuals is fully vested in contributions made to him under the Profit Sharing Plan.

(2) It is impossible to estimate the benefits that any participant may be entitled to under the Profit Sharing Plan upon retirement or death, since the amount of such benefits will be dependent upon, among other things, future profits and contributions by the Company, future net income earned by the trust to which contributions are deposited and forfeitures on future terminations of employment.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Other than the Profit Sharing Plan and Common
Stock Incentive Plans, the Company does not have any program providing compensation to its executive officers which is intended to serve as an incentive for performance to occur over a period longer than one fiscal year. The Incentive Stock Options granted to Messrs. Murphy and Halpin provide that if their respective employments are terminated for any reason other than death or retirement, the options must be exercised within the earlier of the balance of the option period or three months from the date of termination (one year in the case of termination as a result of disability).

Since January 1, 1995, Mr. Murphy has been employed without the benefit of an employment agreement at an annual salary of $150,491. Mr. Murphy also receives the use of a luxury size automobile, at the Company's expense, and reimburses the Company at the rate of $.11 per mile for non-business use of such automobile.

Pursuant to a written arrangement with Mr.
Halpin, effective January 1, 1995, Mr. Halpin receives an annual base salary of $73,000 plus 0.5%, paid monthly, of all sales made by the Company upon order entry. In addition, Mr. Halpin is entitled to receive the Company's standard commission applicable to National Account salesman on his sales to certain specified accounts equal to 6% of such sales during the first 12 months after the account is established, 4% during the next 12 months and 2% thereafter. Mr. Halpin also receives the use of a mid-sized automobile, at the Company's expense, and reimburses the Company at the rate of $.11 per mile for non-business use of such automobile.

On October 31, 1995 (the "Initial Grant Date"), at the 1995 Annual Meeting, the stockholders of the Company approved the 1995 Director Stock Plan ("Director Stock Plan"). Pursuant to the terms of the Director Stock Plan each Non-Employee Director as of October 31, 1995 ("Current Director") was automatically granted 10,000 shares of ATS Common Stock. Each Non-Employee Director who, after October 31, 1995 is elected to the Board of Directors for the first time (a "New Director") shall, be granted automatically, 10,000 shares of Common Stock. Thereafter, immediately following the election of directors at the annual meeting of stockholders, beginning in 1996, each Current Director and each New Director who is a Non-Employee Director on such date, shall be granted automatically, an option to purchase 5,000 shares of ATS Common Stock.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     Set forth below is information, as of March 15, 1996, with respect to the beneficial ownership of the ATS Common Stock by (i) each person or group who is known by the Company to be the beneficial owner of 5% or more of the outstanding ATS Common Stock, (ii) each of the directors of the Company (which directors also constitute the nominees for election as directors at the 1995 Annual Meeting), (iii) each of the executive officers of the Company named in the compensation table under "Executive Compensation", and (iii) all directors and executive officers of the Company, as a group (six persons).

Name and Address        Number of Shares of
			Common Stock               % of Class

Michael M. Smith             1,296,970                    22.2%
35-20 Broadway
Astoria, New York  11106


Gerard F. Murphy             1,175,480(1)                 20.2%
218 Park Street
Montclair, New Jersey 07043

Fred Den                     1,120,970(2)                  19.2%
61-55 98th Street
Rego Park, New York 11374

A. Paul Cox                     10,000                        *
55 Pinehurst Place
Springboro, Ohio 45066

Thomas J. Carey                 10,000                        *
52 Hominy Hill Road
Colts Neck, New Jersey 07722

James H. Halpin                 24,442(3)                     *
27 Danvers Road
New Milford, Connecticut 06776

All directors and          3,698,857(1)(2)(3)(4)              63.4%
officers as a group
_________________________

* Represents less than 1% of the issued and outstanding shares of Common Stock.

(1) Includes 12,544 shares of ATS Common Stock which are the subject of currently exercisable options granted to Mr.
Murphy under the Plan.

(2) Includes 108,000 shares of ATS Common Stock owned by Mr. Den's wife, beneficial ownership of which is disclaimed by Mr. Den.

(3) Includes 12,544 shares of ATS Common Stock which are the subject of currently exercisable options granted to Mr.
Halpin under the Plan.

(4)  Includes an aggregate of 54,351 shares of ATS
Common Stock which are the subject of currently exercisable options granted to executive officers of the Company under the Plan.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

	1. On February 16, 1995, Mr. Halpin, Executive Vice President, received a $10,000 loan from the Company bearing interest at the prime rate plus 1%. On January 31, 1996, this note was extended, on the same conditions, until December 31, 1996.

	2. In 1995 and 1994,pursuant to an oral arrangement, the Company engaged one of its directors, Louis Z. Weitz, to oversee its accounting policies and activities, particularly of its newly acquired subsidiary, IEI. During 1995, salary, fees and expenses of $29,978 were paid to Mr. Weitz. During 1994, the fee paid was $20,000, plus expenses of $3,819.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.  Articles of incorporation and by-laws.
	(a) Articles of Incorporation of ATS Money Systems, Inc. (formerly known as More Creative Mergers, Inc.), as filed with the Secretary of State of the State of Nevada on August 28, 1987- incorporated herein by reference to Exhibit 8 to Registration Statement on Form S-18 (No. 33-19657-NY).

	(b)     Agreement of Merger of ATS Money
Systems, Inc. into More Creative Mergers, Inc., dated July 25, 1988, as filed with the Secretary of State of the State of Nevada on September 6, 1988 incorporated herein by reference to
Exhibit 12 to Post-Effective Amendment No. 1 dated September 26, 1988 to Registration Statement on Form S-18 (No. 33-19657-NY).

	(c)     By-Laws of ATS Money Systems, Inc.
incorporated herein by reference to Exhibit 9 to Registration
Statement on Form S-18 (No. 33-19657-NY).

	4. Instruments defining the rights of security holders, including indentures.

	(a)     Form of Common Stock certificate of ATS
Money Systems, Inc. - incorporated herein by reference to
Exhibit 5 to Amendment No. 1 dated March 11, 1988 to
Registration Statement on Form S-18 (No. 33-19657-NY).

	10.  Material contracts.

	(a)     (i)  Lease, dated November 30, 1989,
between ATS Money Systems, Inc. and Rockwood Four Limited
Partnership incorporated herein by reference to Exhibit 10(a) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1989.

		(ii) Amendment of Lease, dated as of December
1, 1992, between ATS Money Systems, Inc. and Rockwood Limited
Partnership- incorporatedherein by reference to Exhibit 10(a)(ii) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1992.

		(iii) Amendment of Lease, dated as of September 15, 1995, between ATS Money Systems, Inc. and Rockwood Four Limited
Partnership incorporated herein by reference to Exhibit 10(a)(iii) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1995.

	(b) (i) Agreement, dated November 1, 1990, between ATS Money Systems, Inc. and Compuflex Corporation incorporated herein by reference to Exhibit 10(c)(i) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1990.

		(ii)  Non-Disclosure Agreement, dated August
17, 1984, between ATS Money Systems, Inc. and Compuflex Corporation incorporated herein by reference to Exhibit 28 to Post-Effective Amendment No. 4 dated December 21, 1988 to Registration Statement on Form S-18 (No. 33-19657-NY).

		(iii)  Amendment, dated February 1, 1992, to
Agreement dated November 1, 1990, between ATS Money Systems, Inc. and Compuflex Corporation - incorporated herein by reference to Exhibit 10(c)(iii) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1991.

		(iv)   Amendment, dated January 11, 1993, to
Agreement dated November 1, 1990, between ATS Money Systems, Inc. and Compuflex Corporation - incorporated herein by reference to Exhibit 10(c)(iv) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1992.

		(v)  Amendment, dated March 9, 1994, to
Agreement dated November 1, 1990 between ATS Money Systems, Inc. and Compuflex Corporation - incorporated herein by reference to
Exhibit 10(c)(v) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

	(c)     Profit Sharing Plan of ATS Money
Systems, Inc., dated January 1, 1987 - incorporated herein by reference to Exhibit 19 to Post-Effective Amendment No. 1 dated
September 26, 1988 to Registration Statement on Form S-18 (No.
33-19657-NY).

	(d)     Support and Service Agreement, dated as
of August 1, 1988, between ATS Money Systems, Inc. and TRW Inc.
incorporated herein by reference to Exhibit 10(f) to the Annual
Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1989.

	(e)     Form of Salesman Employment Agreement
incorporated herein by reference to Exhibit 10(j) to the Annual
Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1989.

	(f)     Form of Maintenance Agreement
incorporated herein by reference to Exhibit 10(k) to the Annual
Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1989.

	  (g)     Common Stock Incentive Plan Exhibit
10(l) incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1992.

	(h)     (i)  Software Development Project
Agreement, dated March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation and addendum thereto incorporated herein by reference to Exhibit 10(n)(i) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

		(ii)  Joint Sales and Marketing Agreement,
dated January 1, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit 10(n)(ii) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

		(iii)  Hardware Maintenance Agreement, dated
as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit 10(n)(iii) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

		(iv) Software License Agreement, dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit 10(n)(iv) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

		(v)  Hardware Sale Agreement, dated as of
March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo
Armored Car Service Corporation

	  - incorporated herein by reference to Exhibit
10(n)(v) to the Annual Report on Form 10-K of ATS Money Systems,
Inc. for the fiscal year ended December 31, 1993.

		(vi)  Software Support/Consulting Agreement,
dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit 10(n)(vi) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

		(vii) Escrow Agreement, dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to
Exhibit 10(n)(vii) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

		(i)     Joint Sales and Marketing Agreement,
dated as of September 29, 1993, between ATS Money Systems, Inc. and Standard Register Company - incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

		(j)     Purchase Agreement, dated August 24,
1994, between ATS Money Systems, Inc., IEI Acquisition Corp.,
Dynatech Corporation and Innovative Electronics, Inc.

	11.  Statement re computation of per share
earnings - Not required since such computation can be clearly determined from the material contained in this report on Form
10-KSB.

	13. Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders, if incorporated by reference in the filing Not applicable.

	  21.  Subsidiaries of the small business issuer
Innovative Electronics, Inc. - incorporated under the laws of the State of Florida.


	  23.  Consent of independent accountants.

	  27.  Financial Data Schedule.

	  (b) During the three months ended December 31, 1995, there was a Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on October 6, 1995 and an Amendment No. 1 thereto filed with the Commission on October 19, 1995, which reported the dismissal of Margolin, as the Company's principal auditors and the re-engagement of Deloitte & Touche LLP as the Company's principal auditors.<Body Text>


 SIGNATURES

	  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1996            ATS Money Systems, Inc.



			  By: /s/  GERARD F. MURPHY

			      Gerard F. Murphy, President

			      (Chief Executive Officer)



	  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:

 March 29, 1996                      /s/  GERARD F. MURPHY

				  Gerard F. Murphy

				  Director



 March 29, 1996                      /s/  MICHAEL M. SMITH

				  Michael M. Smith

				  Director



 March 29, 1996                       /s/  FRED DEN

				  Fred Den

				  Director



 March 29, 1996                       /s/  A. PAUL COX

				  A. Paul Cox

				  Director

March 29, 1996                        /s/ THOMAS J. CAREY

				  Thomas J. Carey

				  Director



 March 29, 1996                        /s/  JOSEPH M. BURKE

				  Joseph M. Burke

				  Vice President - Finance

(Principal Accounting and

Financial Officer)