Form 10QSB
period 1996-03-31
ATS MONEY SYSTEMS INC
filed 1996-05-14
CIK 828509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



FORM 10-QSB



(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31,             1996.



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



________________________201/894-1700________________________
 ___________

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



As of May 14, 1996, - 5,876,486 shares of common stock, $.001 par value.



Exhibit index on sequentially numbered page
___11_______.



Total number of pages ____12______.

Part I.  FINANCIAL INFORMATION

Item I.  Financial Statements

[LEGEND]
ATS MONEY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS



								   MARCH 31       DECEMBER 31
ASSETS:                                          1996            1995
						(UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                    $      919,067   $     164,548
 Trade accounts receivable, less allowance
  for doubtful accounts of $92,363 in both
  1995 and 1996                                    2,455,520       1,560,626

 Inventories                                         526,762         520,996

 Prepaid expenses and other current assets           424,627         172,221



     Total current assets                          4,325,976       2,418,391



PROPERTY - At Costs:

 Office furniture                                     75,950          52,912

 Office machinery and equipment                      111,237         100,520

     Subtotal                                        187,187         153,432



 Less Accumulataed depreciation                       75,693          68,796



     Property - net                                   111,494         84,636

OTHER ASSETS:

 Software costs, less accumulated amortization
of $408,896 in 1996 and $361,641 in 1995              659,071         631,568

 Deposits                                              65,073          65,073



Total other assets                                    724,144         696,641

						    _________        _________

TOTAL                                             $ 5,161,614     $ 3,199,668



LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES:

 Accounts payable - trade                      $     135,038  $       155,808

 Accrued expenses                                    834,956          418,058

 Deferred revenue                                  1,553,980          247,602

 Other liabilities                                   134,282          115,636



						   _________        _______

     Total current liabilities                      2,658,256        937,104



LONG TERM LIABILITY:

 Deferred Credit, less accumulated amortization
  of $46,399 in 1996 and $39,211 in 1995             238,828         245,956



STOCKHOLDERS' EQUITY:

 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,876,486 shares issued
  at March 31, 1996 and 5,835,794 shares
  issued at December 31, 1995                          5,876           5,836

 Additional paid-in capital                        2,370,078       2,319,920

 Accumulated deficit                              (  111,324)      ( 309,048)

 Treasury stock - 100,000 shares at par value     (      100)     (      100)
						___________       ___________

     Total stockholders' equity                     2,264,530      2,016,608


						___________       ___________

TOTAL                                               5,161,614    $ 3,199,668

See notes to consolidated financial statements.

[LEGEND]



ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)


						 MARCH 31         MARCH 31
						   1996              1995
REVENUE:

 Equipment and systems sales                  $  1,526,515    $     984,997

 Equipment maintenance and service revenue         644,618          563,292

     Total revenue                               2,171,133        1,548,289


COST AND EXPENSES:

 Cost of goods sold and service expense:
   Equipment and systems                           606,320          509,179

   Equipment maintenance and service               257,963          192,061

 Selling, general and administrative expenses      991,810          929,019



     Total costs and expenses                    1,856,093        1,630,259


INCOME (LOSS) FROM OPERATIONS                      315,040          (81,970)

INTEREST INCOME                                      3,684            9,429

						 __________       ___________

INCOME (LOSS) BEFORE INCOME TAXES                  318,724          (72,541)

INCOME TAXES                                       121,000             -


NET INCOME (LOSS)                               $  197,724     $    (72,541)


EARNINGS (LOSS) PER COMMON SHARE:

 Primary and fully diluted                            $.03          ($.01)


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    5,919,161       5,823,572


See notes to consolidated financial statements

[LEGEND]





ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

(UNAUDITED)



						 MARCH 31          MARCH 31
						  1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income  (Loss)                           $   197,724        $   (72,541)

 Adjustments to reconcile net income to cash
  provided by (used in) operating activities;
  Depreciation and amortization                    47,024            38,830

  Compensation expense recorded for common
    stock issued under stock option plan*          50,198              -

  Changes in current assets and liabilities:

   Trade accounts receivable - net             (  894,894)      (   30,576)

   Inventories                                 (    5,766)      (   50,723)

   Prepaid expenses and other assets           (  252,406)      (  578,806)

   Accounts payable - trade                    (   20,770)          31,532

   Accrued expenses                               416,898           16,375

   Deferred revenue                             1,306,378          970,609

   Other liabilities                               18,646           11,924

						__________        __________

     Net cash provided by operating activities    863,032           336,624





CASH FLOWS FROM INVESTING ACTIVITIES:

 Capitalization of software development costs   (  74,757)       (   44,575)

 Property additions                            (   33,756)       (   20,569)



     Net cash used in investing activities     (  108,513)        (   65,144)



						_________           _________

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                  754,519           271,480

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               164,548           527,369
						 _________         _________

CASH AND CASH EQUIVALENTS, END OF PERIOD        $  919,067        $  798,849



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid during the period for:
 Income Taxes                                  $   90,000       $     -


*Non cash transactions - common stock
  issued under stock option plan               $   50,198       $     -


See notes to consolidated financial statements.




ATS MONEY SYSTEMS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 1996

Note 1 - Unaudited Information:

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, and the results of its operations and cash flows for the three month period ended March 31, 1996 and 1995. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the Company's audited financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1995, to which reference is made.

Note 2 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

Note 3 - Capitalized Software Costs

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. Amortization of computer software costs amounted to $47,255 and $41,629 for the three month period ended March 31, 1996 and 1995, respectively.

Note 4 - Revenue Recognition

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

Note 5 - Equipment Maintenance and Service Revenue

Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.

Note 6 - Income Taxes

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

The income tax provision for the three month periods ended March 31, 1996 and 1995 consisted of $121,000 and $0 respectively. The March 31, 1996 tax related solely to current federal and state income tax expense.

Note 7 - Stockholders' Equity

Common Stock - The authorized capital stock of the Company consists of 25,000,000 shares of noncumulative, voting, common stock, with a par value of $.001 per share.

Stock Option Plans - In January 1993, the Company adopted a common stock incentive option plan (the "Plan"), approved by the stockholders at the annual meeting in May 1993, which authorizes the issuance, within ten years, of options covering up to 280,000 shares of common stock to certain employees and other individuals of importance to the Company. The Plan is intended to provide incentive to continued employment of certain employees and other individuals by enabling them to acquire a proprietary interest in the Company. Options granted under the Plan may be either "incentive stock options" or "non-qualified stock options." Incentive stock options, granted only to certain employees of the Company, expire within ten years (five years for a 10% beneficial owner of the Company's securities) from the date granted and are exercisable from time to time in accordance with the terms of such options. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date of grant (110% for a 10% beneficial owner of the Company's securities). Non-qualified stock options can be granted to certain employees of the Company and advisors and consultants to the Company. Such stock options are exercisable on or after the date of grant and the exercise price is not limited and may be below fair market value.

The Company did not grant any options in 1995, however, on October 31, 1995, an additional 200,000 shares were authorized. During 1995, 15,653 options were exercised at a price of $.28125 per share.

On September 27, 1995, the Board of Directors approved the ATS Money Systems, Inc., 1995 Director Stock Plan pursuant to which the Company's nonemployee directors, upon first being elected to the Board, would be granted 10,000 shares of the Company's common stock, and on the date of election of directors at each annual stockholder meeting thereafter (if such person continues to serve as a director) would be granted options to purchase 5,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. The Plan was approved at the 1995 Annual Meeting of Stockholders. The nonemployee directors were granted 30,000 shares effective October 31, 1995, which were issued on January 2, 1996. Another 10,000 shares were granted and issued on February 27, 1996.

On February 3, 1996, when the fair market value of the common stock was $1.03125 per share, the Company granted 46,001 incentive stock options at such price ($1.1344 per share for one employee). During 1996, 692 of the incentive stock options were exercised at a price of $.28125 per share. At March 31, 1996, there were 226,301 options outstanding at prices ranging from $.28125 to $1.375 per share of which 119,666 were exercisable.

Note 8 - Commitments and Contingencies

At March 31, 1996, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through April
2000, requiring minimum rental payments as follows:

Year Ending December 31:

     1996 (balance of year)                $ 253,261

     1997                                    311,666

     1998                                    297,195

     1999                                    144,904

     2000                                      40,744

					   $ 1,047,770


Rental expense for the three month periods ended
March 31, 1996 and 1995 was $88,191 and $77,575 respectively.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
OF OPERATION



Reference is made to Item 6 - "Management's
Discussion and Analysis of Plan of Operation," contained in the Company's Annual Report on Form 10-KSB for its year ended December 31, 1995 for a discussion of the Company's financial condition as of December 31, 1995 including a discussion of the Company's anticipated liquidity and working capital requirements during 1996.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE
MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31,
1995.

Total revenues for the first quarter of 1996 were $2,171,133 which was an increase of $622,844 (40.2%) over the first three months of 1995. The majority of the increase related to system and equipment sales which increased $541,518 (55.0%) to $1,526,515 for the quarter. This increase was comprised of Innovative Electronics, Inc., which had a $306,770 increase and ATS Money Systems, Inc., - Parent Company with an increase of $234,748. Maintenance revenues were $644,618 for the first quarter of 1996. This was an increase of $81,326 (14.4%) from the prior year's first quarter and was primarily due to an increased number of systems of large retailers being under contract.

Cost of equipment and system sales decreased from 51.7% of sales in the first three months of 1995 to 39.7% in the current period. This was due to a greater volume of software sales at both Innovative Electronics, Inc., and ATS Money Systems, Inc. In most cases, the cost of this software had been capitalized. Cost of maintenance dropped from 43.4% of revenues in the first quarter of 1995 to 40.0% in the first three months of 1996 primarily due to a larger volume of retail systems and increased maintenance revenues from Innovative Electronics, Inc., which had lower costs than ATS Money Systems, Inc.

Selling, general and administrative expenses were $991,810 in the first quarter of 1996 compared to $876,103 in the comparable period of 1995. This is an increase of $115,707 (13.2%) and is comprised of a $64,848 increase at ATS Money Systems, Inc., and a $50,859 increase at Innovative Electronics, Inc. The Parent Company's increase was due to compensation expense for common stock granted to the board of directors as well as additional rent and telephone expense due to additional space and telephones and an increase in legal fees. In the first quarter of 1995, Innovative Electronics, Inc., recovered certain accounts receivable which had previously been written off. This had the effect of lowering 1995 expenses; this situation did not exist in the first quarter of 1996, creating a net increase in expense. Additionally, trade show expenses in the first quarter of 1996 were higher than 1995.

Interest income for the first quarter of 1996 was $3,684 compared to $9,429 in the first quarter of 1995. This decrease of $5,745 (60.9%) was due to both smaller amounts available for investment and lower interest rates.

As a result of the foregoing, the first three months of 1996 produced income before taxes of $318,724 compared to a loss of $72,541 in the first quarter of 1995. The provision for income taxes in the current quarter was $121,000 with after tax profit of $197,724 compared to the $72,541 loss in the first quarter of 1995.

Financial Condition

At March 31, 1996, cash and cash equivalents amounted to approximately $919,000 and, in addition, the Company did not have any outstanding borrowings. During the first three months of the year, many customers prepay their annual maintenance contract which increases the Company's cash and, correspondingly, its deferred revenue liability.

In April 1996, First Union National Bank renewed a
$750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has not drawn against this line of credit.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     11.  Statement re:   computation of per share
earnings - not required since such computation

     can be earlier determined from the material contained in this report on Form 10-QSB.

     27.  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter for which this reports was filed.


SIGNATURES


In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						     ATS Money Systems, Inc.

							    (Registrant)

___________
	May 14. 1996   ____________    _________________________________
	       (Date)                        Gerard F. Murphy

					     Chief Executive Officer

					     President

___________May 14, 1996
_       _________________________________

	       (Date)                        Joseph M. Burke

					      Vice President - Finance