Form 10QSB
period 1996-06-30
ATS MONEY SYSTEMS INC
filed 1996-08-09
CIK 828509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

FORM 10-QSB

(MARK ONE)

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES                    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 30,                1996.



( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES                EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD FROM

     _____________________________ TO_________________________________.

	Commission File Number:  0-17773



___________________________ATS Money Systems,Inc._______________________

	     (Exact name of small business issuer as specified in its charter)

____________Nevada_____________ ___________13-3442314__________________

 (State or other jurisdiction of   (I.R.S. EmployerIdentification No.)

  incorporation or organization)



25 Rockwood Place________Englewood, NewJersey________07631______________

 (Address of principal executive offices)
(Zip Code)



________________________201/894-1700___________________________________

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

As of August 8, 1996, - 5,876,486 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form   Yes_____  No __X__



Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

ATS MONEY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

							JUNE 30   DECEMBER 31
ASSETS:                                                    1996     1995
						      (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                         $  1,224,209    $   164,548
 Trade accounts receivable, less allowance
  for doubtful accounts of $74,183 in 1996
and $92,363 in 1995                                  1,654,874      1,560,626

 Inventories                                            471,488        520,996
 Prepaid expenses and other current assets              238,356        172,221

     Total current assets                             3,588,927      2,418,391

PROPERTY - At Costs:
Office furniture                                         98,561         52,912
Office machinery and e quipment                        126,804        100,520

     Subtotal                                            217,365       153,432

    Less Accumulated depreciation                         84,198        68,796

 Property - net                                          133,167       84,636

OTHER ASSETS:
Software costs, less accumulated amortization
 of $458,909 in 1996 and $361,641 in 1995                 708,094      631,568
Deposits                                                   50,676       65,073

     Total other assets                                   724,144      696,641
                                                							  ________    _________

TOTAL                                                 $ 4,480,864   $3,199,668

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                          $      85,506     $155,808
 Accrued expenses                                         386,638      418,058
 Deferred revenue                                       1,195,297      247,602
 Other liabilities                                        163,757      115,636
							                                                  _________     _______

     Total current liabilities                          1,831,198      937,104


LONG-TERM-Deferred Credit, less amortization of
$51,551 in 1996 and $39,211 in1995                        231,699      245,956

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value, 25,000,000
shares authorized, 5,876,486 shares issued
at June 30, 1996 and 5,835,794 shares
issued at December 31, 1995                                5,876         5,836
Additional paid-in capital                             2,370,075     2,319,920
Retained earnings                                         42,116     (309,048)
Treasury stock - 100,000 shares at par value              (  100)    (    100)
                                                 							__________  __________
     Total stockholders' equity                         2,417,967   2,016,608

                                          						       ___________ ___________

TOTAL                                                  $ 4,480,864  $3,199,668

See notes to consolidated financial statements.





ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

							JUNE 30       JUNE 30
							  1996          1995
REVENUE:
Equipment and systems sales                        $  1,517,522   $ 1,759,478
Equipment maintenance and service revenue                564,295       587,654

Total revenue                                          2,081,817     2,347,132

COST AND EXPENSES:
Cost of goods sold and service expense:
Equipment and systems                                    667,570       743,253
Equipment maintenance and service                        234,873       245,292
Selling, general and administrative expenses             956,122       900,116

Total costs and expenses                              1,858,565     1,888,661


INCOME FROM OPERATIONS                                   223,252       458,471

INTEREST INCOME                                           16,188         6,505

INCOME BEFORE INCOME TAXES                                239,440      464,976

INCOME TAXES                                               86,000       95,310

NET INCOME                                          $    153,440     $369,666

EARNING PER COMMON SHARE:
Primary and fully diluted                                    $.03         $.06

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                             5,930,240    5,855,258

See notes to consolidated financial statements.



ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)

							JUNE 30      JUNE 30
							  1996        1995
REVENUE:
Equipment and systems sales                           $ 3,044,037 $  2,744,475
Equipment maintenance and service revenue               1,208,913    1,150,946

Total revenue                                           4,252,950    3,895,421

COSTS AND EXPENSES:
Cost of goods sold and service expense:
Equipment and systems                                   1,273,890    1,252,432
Equipment maintenance and service                         492,836      490,269
Selling, general and administrative expenses            1,947,932    1,775,984

Total costs and expenses                                3,714,658    3,518,685

INCOME FROM OPERATIONS                                    538,292      376,736

INTEREST INCOME                                           19,872       15,934

INCOME BEFORE INCOME TAXES                                558,164      392,670

INCOME TAXES                                              207,000       95,545

NET INCOME                                              $ 351,164   $  297,125

EARNINGS PER COMMON SHARE:
Primary and fully diluted                                    $.06         $.05


WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                             5,928,753    5,820,161


See notes to consolidated financial statements.



 ATS MONEY SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
 (UNAUDITED)

							 JUNE 30     JUNE 30
							   1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $   351,164   $  297,125
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization                             100,330      102,386
Compensation expense recorded for common
  stock issued under stock option plan*                    50,198         -
Changes in current assets and liabilities:
 Trade accounts receivable - net                       (   94,248) (   43,409)
 Inventories                                               49,508  (  141,598)
 Prepaid service contract costs                              -     (  329,204)
 Prepaid expenses and other assets                     (  51,738) (   20,684)
 Accounts payable - trade                               (  70,302) (  119,615)
 Accrued expenses                                       (  31,420)      29,478
 Deferred revenue                                         947,695      717,460
 Other liabilities                                         46,201        1,373

Net cash provided by operating activities               1,297,388      493,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of software development costs            ( 173,794) (  216,730)
Property additions                                     (   63,933) (   24,425)

Net cash used in investing activities                  (  237,727) (  241,155)

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                        1,059,661      252,157

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                       164,548      527,369

CASH AND CASH EQUIVALENTS, END OF PERIOD              $1,224,209   $  779,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
  Income Taxes                                       $    90,000   $    20,000

*Non cash transactions - common stock
issued under stock option plan                       $    50,198    $     -


See notes to consolidated financial statements.




ATS MONEY SYSTEMS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 1996


Note 1 - Unaudited Information:

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, and the results of its operations for the three month and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the Company's audited financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1995, to which reference is made.

Note 2 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

Note 3 - Capitalized Software Costs

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. Amortization of computer software costs amounted to $97,268 and $82,856 for the six month periods ended June 30, 1996 and 1995, respectively and $50,013 and $40,957 for the three month periods ended June 30, 1996 and 1995, respectively.

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

The income tax provision for the six month period ended June 30, 1996 and 1995 was $207,000 and $95,545, respectively. For the three month period ended June 30, 1996 and 1995, the provision was $86,000 and $95,310, respectively. Provisions in 1996 related solely to current and deferred federal and state income tax expenses whereas, in 1995, they included a change in valuation allowances from utilization of a net operating loss carryforward.

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

On September 27, 1995, the Board of Directors approved the ATS Money Systems, Inc., 1995 Director Stock Plan pursuant to which the Company's non-employee directors, upon first being elected to the Board, would be granted 10,000 shares of the Company's common stock, and on the date of election of directors at each annual stockholder meeting thereafter (if such person continues to serve as a director) would be granted options to purchase 5,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. The Plan was approved at the 1995 Annual Meeting of Stockholders. The non-employee directors were granted 30,000 shares effective October 31, 1995, which were issued on January 2, 1996. Another 10,000 shares were granted and issued on February 27, 1996.

On February 3, 1996, when the fair market value of the common stock was $1.03125 per share, the Company granted 46,001 incentive stock options at such price ($1.1344 per share for one employee). During 1996, 692 of the incentive stock options were exercised at a price of $.28125 per share. At June 30, 1996, there were 226,301 options outstanding at prices ranging from $.28125 to $1.375 per share of which 139,666 were exercisable.

Note 8 - Commitments and Contingencies

At June 30, 1996, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through April
2000, requiring minimum rental payments as follows:

Year Ending December 31:
1996 (balance of year)      $   154,393
1997                            286,738
1998                            273,519
1999                            121,228
2000                             32,852

				868,730

Rental expense for the six month periods ended June
30, 1996 and 1995 was $176,289 and $155,867 respectively.

For the three month periods ended June 30, 1996 and 1995, the rental expense was $88,099 and $78,292 respectively.



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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX
MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995.

Total revenues for the first six months of 1996 were $4,252,950 which was an increase of $357,529 (9.2%) over the first half of 1995. Equipment and systems sales rose $299,562 (10.9%) over the comparable six month periods. Both ATS Money Systems, Inc. - Parent Company and Innovative Electronics Inc., shared in this increase with $178,617 (6.5%) and $120,945 (11.5%) increases respectively. Consolidated maintenance revenue rose $57,967 (5.0%) to $1,208,913 in the six month period of 1996 compared to the first six months of 1995. This was due to an increased number of systems of large retailers being under contract.



Cost of equipment and system sales decreased from 45.6% of sales in the first six months of 1995 to 41.8% in the comparable period of 1996. This decrease was primarily due to Innovative Electronics' sales of software which carries higher margins as well as ATS Money Systems - Parent Company sales of more profitable systems. Combined maintenance costs declined from 42.5% of revenue in the first half of 1995 to 40.7% in the first half of 1996 primarily due to lower cost of Innovative Electronics maintenance.



Selling, general and administrative expenses were $1,947,932 in the first six months of 1996 compared to $1,775,984 in the first six months of 1995. This increase of $171,948 (9.7%) is primarily due to increased professional fees and commissions. Also, in the six month period ended June 30, 1995, Innovative Electronics, Inc., recovered certain accounts receivable which had been previously written off. A similar reduction of expense did not occur in 1996.



Interest income for the first six months of 1996 was $19,872 compared to $15,934 in the first half of 1995 due to a larger amount of short term investments.



As a result of the foregoing, the first six months of 1996 produced income before taxes of $558,164 compared to $392,670, an increase of $165,494 (42.1%). The provision for income taxes for the six months of 1996 was $207,000 with an after tax profit of $351,164. This was $54,039 (18.2%) greater than the first six months of 1995.



COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE
MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30,
1995.



Revenues for the three month period ended June 30, 1996 were $2,081,817, a decrease of $265,315 (11.3%) from the three month period ended June 30, 1995. Equipment and systems sales declined $241,956 (13.8%) primarily due to a decrease in software sales of Innovative Electronics, Inc., of $168,458 (28.2%) and Parent Company system sales of $73,498 (6.3%). Combined maintenance revenue of $564,295 was $23,359 (4.0%) less than the three months ended June 30, 1995.



Cost of equipment and systems as a percentage of sales increased to 43.9% for the three months ended June 30, 1996, from 42.2% in the comparable quarter of 1995 primarily due to a somewhat different product mix. Cost of maintenance for the three month periods ended June 30, 1996, and June 30, 1995, remained fairly constant at 41.6% and 41.7%, respectively.



Selling, general and administrative expenses for the second calendar quarter of 1996 were $956,122 compared to $900,116 for the same period of 1995. This increase of $56,006
(6.2%) was primarily due to increased commissions.



As a result of the foregoing, income from operations decreased $235,219 (51.3%) from $458,471 in the three months ended June 30, 1995, to $223,252 in the three months ended June
30, 1996.



Interest income, in the second quarter of 1996, was $16,188 which was $9,683 greater than the $6,505 interest income in the second quarter of 1995. This is due to a larger amount of short term investments.



For the three months ended June 30, 1996, the income tax provision of $86,000 consisted of federal and state tax accruals whereas in the three month period ended June 30, 1995, the provision of $95,310 also included valuation allowances from utilization of a net operating loss carryforward.



The resulting net income for the three months ended
June 30, 1996, was $153,440 which was $216,226 (58.5%) below the three month period ended June 30, 1995.



Financial Condition



At June 30, 1996, cash and cash equivalents amounted to approximately $1,224,000 and, in addition, the Company did not have any outstanding borrowings. During the first three months of the year, many customers prepay their annual maintenance contract which increases the Company's cash and, correspondingly, its deferred revenue liability.



In April 1996, First Union National Bank renewed a
$750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has not drawn against this line of credit.



Other



The Company is considering expanding its operations and is currently negotiating a possible acquisition for shares of the Company's common stock. As of the date of this filing, no definitive agreements have yet been reached.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibits



     11.  Statement re:  computation of per share
earnings - not required               since such computation can
be earlier determined from the material

	  contained in this report on Form 10-QSB.



     27.  Financial Data Schedule.



(b) No reports on Form 8-K were filed during the quarter for which this report was filed.




SIGNATURES


In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						     ATS Money Systems, Inc.

							    (Registrant)


_____        August 8, 1996______          _______________________________
	(Date)                                     Gerard F. Murphy
						   Chief Executive Officer
							  President



	     August 8, 1996_____________ __________________________________
		(Date)                           Joseph M. Burke
						 Vice President - Finance