Form 10QSB
period 1996-09-30
ATS MONEY SYSTEMS INC
filed 1996-11-12
CIK 828509

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				FORM 10-QSB
(MARK ONE)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 1996.

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM

     _____________________________ TO _________________________________.

Commission File Number:  0-17773

___________________________ATS Money Systems, Inc._______________________
(Exact name of small business issuer as specified in its charter)



____________Nevada________________________13-3442314_______________________

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

As of  November 11, 1996, - 5,891,911 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form   Yes_____  No __X__


Part I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                  			     ATS MONEY SYSTEMS, INC.
			                     CONSOLIDATED BALANCE SHEETS

                               									    SEPTEMBER 30          DECEMBER 31
ASSETS:                                        1996                  1995
					                                        (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                   $  1,109,819      $       164,548
Trade accounts receivable, less allowance
 for doubtful accounts of $74,183 in 1996
 and $92,363 in 1995                           1,282,415            1,560,626
Inventories                                      401,082              520,996
Prepaid expenses and other current assets        456,405              172,221

    Total current assets                       3,249,721            2,418,391

PROPERTY - At Costs:
 Office furniture                                 90,561               52,912
 Office machinery and equipment                  139,408              100,520

     Subtotal                                    229,969              153,432

   Less Accumulated depreciation                  93,233               68,796

     Property - net                              136,736               84,636


OTHER ASSETS:

 Software costs, less accumulated amortization
  of $513,778 in 1996 and $361,641 in 1995       765,156              631,568
 Deposits                                         50,676               65,073

     Total other assets                          815,832              696,641
                                   					       _________            _________

TOTAL                                        $ 4,202,289          $ 3,199,668


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                    $    97,748          $   155,808
 Accrued expenses                                694,502              418,058
 Deferred revenue                                700,984              247,602
 Other liabilities                                52,997              115,636
					     ___________           __________

     Total current liabilities                 1,546,231              937,104

LONG-TERM-Deferred Credit, less amortization of
 $60,598 in 1996 and $39,211 in 1995             224,570              245,956

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,876,486 shares issued
  at September 30, 1996 and 5,835,794 shares
  issued at December 31, 1995                      5,876                5,836
Additional paid-in capital                     2,370,075            2,319,920
Retained earnings                                 55,637          (   309,048)
Treasury stock - 100,000 shares at par value  (      100)         (       100)
					     ___________          ___________

     Total stockholders' equity                2,431,488            2,016,608
					     ___________          ___________

TOTAL                                        $ 4,202,289          $ 3,199,668

See notes to consolidated financial statements.

                    			 ATS MONEY SYSTEMS, INC.
             		  CONSOLIDATED STATEMENTS OF OPERATIONS
	          THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
			                          (UNAUDITED)

							                                		      SEPTEMBER 30      SEPTEMBER 30
											                                        1996              1995
REVENUE:
 Equipment and systems sales                  $  1,177,971     $   1,572,095
 Equipment maintenance and service revenue         561,392           599,998

     Total revenue                               1,739,363         2,172,093


COST AND EXPENSES:
 Cost of goods sold and service expense:
   Equipment and systems                           579,820           689,686
   Equipment maintenance and service               227,211           252,742
Selling, general and administrative expenses       921,174         1,353,393

    Total costs and expenses                     1,728,205         2,295,821


INCOME(LOSS)FROM OPERATIONS                         11,158         ( 123,728)


INTEREST INCOME                                     13,363             5,369


INCOME(LOSS)BEFORE INCOME TAXES                     24,521         ( 118,359)


INCOME TAXES                                        11,000         (  17,545)


NET INCOME (LOSS)                             $     13,521      $  ( 100,814)

EARNING PER COMMON SHARE:
 Primary and fully diluted                            $.00         (    $.02)


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    5,925,972         5,866,347


See notes to consolidated financial statements.

                   			 ATS MONEY SYSTEMS, INC.
		              CONSOLIDATED STATEMENTS OF OPERATIONS
	          NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
			                        (UNAUDITED)



									      SEPTEMBER 30      SEPTEMBER 30
											    1996              1995
REVENUE:
 Equipment and systems sales                   $ 4,222,008      $   4,316,570
 Equipment maintenance and service revenue       1,770,305          1,750,944

     Total revenue                               5,992,313          6,067,514

COSTS AND EXPENSES:
 Cost of goods sold and service expense:
  Equipment and systems                          1,853,710          1,942,118
  Equipment maintenance and service                720,047            743,011
 Selling, general and administrative expenses    2,869,106          3,129,377

     Total costs and expenses                    5,442,863          5,814,506


INCOME FROM OPERATIONS                             549,450            253,008


INTEREST INCOME                                     33,235             21,303


INCOME BEFORE INCOME TAXES                         582,685            274,311


INCOME TAXES                                       218,000             78,000


NET INCOME                                     $   364,685        $   196,311


EARNINGS PER COMMON SHARE:
 Primary and fully diluted                            $.06               $.03


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                     5,927,942          5,848,233



See notes to consolidated financial statements.

                        			ATS MONEY SYSTEMS, INC.
	                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             	 NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
			                            (UNAUDITED)

                                									     SEPTEMBER 30       SEPTEMBER 30
										                                      	1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                   $   364,685       $    196,311
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                   155,188            153,858
  Compensation expense recorded for common
   stock issued under stock option plan*           50,000               -
  Changes in current assets and liabilities:
   Trade accounts receivable - net                278,211         (  441,467)
   Inventories                                    119,914         (  111,118)
   Prepaid service contract costs                    -            (  172,789)
   Prepaid expenses and other assets            ( 284,184)        (  128,769)
   Accounts payable - trade                     (  58,060)        (   40,937)
   Accrued expenses                               276,444            265,668
   Deferred revenue                               453,382            290,571
   Deposits to suppliers                           14,397                  0
   Other liabilities                            (  62,639)           157,566

     Net cash provided by operating activities  1,307,338            168,894

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development costs   ( 285,724)        (  243,040)
 Property additions                             (  76,538)        (   25,379)

     Net cash used in investing activities      ( 362,262)        (  268,419)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of stock options:                           195              2,153

   Net cash used provided by financing
    activities                                        195              2,153


NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                945,271        (   97,372)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                               164,548           527,369


CASH AND CASH EQUIVALENTS, END OF PERIOD      $  1,109,819        $  429,997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
 Income Taxes                                 $    328,234        $  124,507


*Non cash transactions - common stock
  issued under stock option plan              $     50,000        $     -


See notes to consolidated financial statements.


                   			 ATS MONEY SYSTEMS, INC.
	              Notes to Consolidated Financial Statements
			                          (Unaudited)
			                       September 30, 1996

Note 1 - Unaudited Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996, and the results of its operations for the three month and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the Company's audited financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1995, to which reference is made. Certain reclassifications were made to the December 31, 1995 and September 30, 1995 amounts to conform to current period presentations.

Note 2 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

Note 3 - Capitalized Software Costs

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. Amortization of computer software costs amounted to $152,157 and $124,254 for the nine month periods ended September 30, 1996 and 1995, respectively, and $54,869 and $41,668 for the three month periods ended September 30, 1996 and 1995, respectively.

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

The income tax provision for the nine month periods ended September 30, 1996 and 1995 was $218,000 and $78,000, respectively. For the three month period ended September 30, 1996 and 1995, the provision was $11,000 and ($17,545), respectively. Provisions in 1996 related solely to current and deferred federal and state income tax expenses whereas, in 1995, they included a change in valuation allowances from utilization of a net operating loss carryforward.

Note 7 - Stockholders' Equity

Common Stock - The authorized capital stock of the Company consists of 25,000,000 shares of noncumulative, voting, common stock, with a par value of $.001 per share.

Stock Option Plans - In 1993, the Company adopted a common stock incentive option plan (the "Plan"), which, as amended, authorizes the issuance, within ten years, of options covering up to 480,000 shares of common stock to certain employees and other individuals of importance to the Company. Options granted under the Plan may be either "incentive stock options" or "non-qualified stock options."

In 1995, the Company adopted the ATS Money Systems,
Inc., 1995 Director Stock Plan pursuant to which the Company's non-employee directors, upon first being elected to the Board are granted 10,000 shares of common stock, and thereafter, on each re-election, are granted options to purchase 5,000 shares of common stock with an exercise price equal to the then fair market value of such shares. The non-employee directors were granted 30,000 shares effective October 31, 1995, which were issued on January 2, 1996. Another 10,000 shares were granted and issued on February 27, 1996.

On February 3, 1996, when the fair market value of the common stock was $1.03125 per share, the Company granted 46,001 incentive stock options at such price ($1.1344 per share for one employee). During 1996, 692 of the incentive stock options were exercised at a price of $.28125 per share. At September 30, 1996, there were 226,301 options outstanding at prices ranging from $.28125 to $1.375 per share, of which 139,666 were then exercisable.

Note 8 - Commitments and Contingencies

At September 30, 1996, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through April 2000, requiring minimum rental payments as follows:

Year Ending December 31:
      1996 (balance of year)                $   77,385
      1997                                     290,184
      1998                                     276,964
      1999                                     123,525
      2000                                      32,852
      TOTAL                                 $  800,910

Rental expense for the nine month periods ended
September 30, 1996 and 1995 was $253,359 and $231,740,
respectively.

For the three month periods ended September 30, 1996 and 1995, the rental expense was $83,395 and $75,873, respectively.

Note 9 - Use of Estimates

The Company's financial statements include the use of estimates and assumptions which have been developed by management based on available facts and information. Actual results could differ from those estimates.

Note 10 - Earnings Per Common Share

For purposes of calculating earnings per common share, for the three month and nine month periods ended
September 30, 1996 and 1995, the Company used the weighted average number of shares of common stock outstanding during the periods applied to the net income. The exercise of stock options was assumed in the calculation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Reference is made to Item 6 - "Management's
Discussion and Analysis or Plan of Operation," contained in the Company's Annual Report on Form 10-KSB for its year ended December 31, 1995 for a discussion of the Company's financial condition as of December 31, 1995, including a discussion of the Company's anticipated liquidity and working capital requirements during 1996.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
 1996 TO THE NINE MONTHS SEPTEMBER 30,1995.

Revenues for the first nine months of 1996 were
$5,992,313, which was a decrease of $75,201 (1.2%) from the first nine months of 1995. Equipment and system sales declined $94,562 (2.2%) while maintenance revenue increased $19,361 (1.1%). The Company's subsidiary, Innovative Electronics, Inc., ("IEI") system sales revenue declined $239,307 which was partially offset by a $144,745 increase from ATS Parent
Company.  IEI's maintenance  revenue declined  $26,141
while ATS Parent Company maintenance increased $45,502.

Cost of equipment and system sales, as a percentage of sales, declined from 45.0% in the first nine months of 1995 to 43.9% in the first nine months of 1996 primarily due to ATS Parent Company sales of more profitable systems. Combined maintenance costs, as a percentage of maintenance revenue, also declined from 42.4% in 1995 to 40.7% in 1996, as a result of a change in third party maintenance vendors.

Selling, general and administrative expenses were $2,869,106 in the first nine months of 1996 compared to $3,129,377 in the comparable period of 1995. This was a decrease of $260,271 or (8.3%). Legal expenses were $80,795 in 1996 compared to $409,411 in 1995. During 1995, the Company entered into a Settlement Agreement which resolved a potential proxy contest and legal expenses connected therewith were $349,007; no comparable legal expenses were incurred in the first nine months of 1996. All other selling, general and administrative expenses increased $88,736 and were primarily due to an increase in professional fees.

Interest income for the first nine months of 1996 was $33,235 compared to $21,303 in the first nine months of 1995 due to a larger amount of short term investments.

As a result of the foregoing, the first nine months of 1996 produced income before taxes of $582,685 compared to $274,311, an increase of $308,374 (112.4%). The provision for income taxes for the first nine months of 1996 was $218,000 with a net profit of $364,685. This was $168,374 (85.8%) greater than the first nine months of 1995.


COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED
 SEPTEMBER 30, 1996, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

Revenues for the three month period ended September
30, 1996, were $1,739,363, a decrease of $432,730 (19.9%) from the three month period ended September 30, 1995. Equipment and system sales declined $394,124 (25.1%) primarily due to a $360,252 fall off in IEI's system sales. The Parent Company also realized a decline of $33,872. Maintenance revenues of $561,392 for the third quarter of 1996 were $38,606 (6.4%) below the comparable quarter of 1995. Both companies experienced declines, Innovative ($33,010) and ATS Parent Company ($5,596).

Cost of equipment and systems, as a percentage of sales, increased from 43.9% in the three month period ended September 30, 1995, to 49.2% in the comparable quarter of 1996. Engineering costs at IEI were 66.9% of the low sales volume compared to 48.0% of a higher sales volume in the 1995 quarter. Maintenance costs of ATS Parent Company fell from 47.7% of revenue in the third quarter of 1995 to 44.5% of revenue in the third quarter of 1996. This was primarily due to lower costs from a new third party maintenance vendor.

Selling, general and administrative expenses for the
three month period ended September 30, 1996 were $921,174, compared to $1,353,393 in the 1995 quarter. During 1995, the Company entered into a Settlement Agreement which resolved a
potential proxy contest   Legal expenses connected therewith
were $349,007. There were no comparable expenses in 1996.

Interest income was $13,363 for the three months ended September 30, 1996, compared to $5,369 for the third quarter of 1995. This was due to a larger amount of short term investments.

The provision for income taxes in the current quarter was $11,000 compared to a $17,545 tax benefit in the three month period of 1995.

As a result of the foregoing, the net income for the three month period ended September 30, 1996 was $13,521 compared to a loss of $100,814 in the three month period ended September
30, 1995.

Financial Condition

At September 30, 1996, cash and cash equivalents amounted to approximately $1,110,000 and, in addition, the Company did not have any outstanding borrowings.

In April 1996, First Union National Bank renewed a
$750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has not drawn against this line of credit.

Other

The Company is considering expanding its operations and has been negotiating a possible acquisition for shares of the Company's common stock. As of the date of this filing, there can be no assurance that an agreement will be reached.


		     PART II - OTHER INFORMATION

Item 5.  Other Information.

On October 25, 1996, Michael M. Smith submitted his resignation as a director of the Company to the Company's Board of Directors, which resignation was accepted on such date.

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

					 ATS Money Systems, Inc.
					     (Registrant)




__________November 11, 1996______   ______________________________
	     (Date)                     Gerard F. Murphy
					Chief Executive Officer
					President




__________November 11, 1996______    ______________________________
	     (Date)                      Joseph M. Burke
					 Vice President - Finance
					 (Principal Accounting and
					 Financial Officer)