Form 10KSB
period 1996-12-31
ATS MONEY SYSTEMS INC
filed 1997-03-27
CIK 828509

U.S. SECURITIES AND EXCHANGE
                       COMMISSION WASHINGTON,  D.C.
                       20549

                             FORM 10-KSB
(Mark One)
  [x]      ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1996

  [] TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

                   Commission file number 0-17773

                        ATS MONEY SYSTEMS, INC.
         (Name of small business issuer in its charter)

                        Nevada                       13-3442314
            (State or other jurisdiction of       (I.R.S. employer
             incorporation or organization)      identification No.)

            25 Rockwood Place, Englewood, New Jersey 07631
              (Address of principal executive offices) (Zipcode)
              Issuer's telephone number: (201) 894-1700

 Securities registered under Section 12(b) of the Exchange Act:None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.001 par value
                          (Title of class)

      Check whether the issuer: (1) filed all reports required  to be filed  by Section 13 or 15(d) of the Exchange Act during the past  12 months (or for such shorter period that the registrant was
required to file     such    reports),  and  (2)  has  been  subject
to  such  filing requirements for the past 90 days.  Yes   X      No______

      Check if there is no disclosure of delinquent filers in
response to  Item  405  of  Regulation  S-B contained  in  this form,  and  no disclosure  will be contained, to the best of
registrant's  knowledge, in   definitive  proxy  or  information
statements  incorporated by reference  in  Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [ ]

      State issuer's revenues for its most recent fiscal year: $8,059,474

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

        Approximately $1,600,822 based on the average of the high bid price ($.69) and low asked price ($.78) published by the National Quotation Bureau Inc. on March 21, 1997.

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 21, 1997 - 5,791,911 shares of Common Stock,
$.001 par value

                DOCUMENTS  INCORPORATED  BY  REFERENCE

     1997 definitive proxy statement to be filed with the Commission incorporated by reference into Part III.

    Transitional Small Business Disclosure Format: Yes   ; No X

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

    In August 1994, the Company, through IEI, which was formed for such purpose, acquired the business and substantially all of the assets of Innovative Electronics, Incorporated. Based in Miramar, Florida, IEI is engaged in the business of marketing hardware and software products designed by IEI or its predecessor to permit the exchange of pricing, product and other information among stores within a chain and between such stores and the stores' headquarters.

Products

      The Company is in the business of marketing currency counting systems,proprietary software computer systems, computers and peripherals for automating chain and department stores' cash offices and bank commercial vaults. In addition, IEI is engaged in the business of marketing point-of-sale (POS) systems, communications hardware and software products primarily used by chain stores to permit the internal exchange of information.

    The principal products sold by the Company during 1996 were its CP-2000 Deposit/Register Verification, PowerVault and CP-3000 Retail Cash Office Management Systems, which accounted for
34.9% of the Company's 1996 revenues, and an IEI communications product, the StoreComm ISP and its related hardware, which accounted for 21.4% ofthe Company's 1996 revenues. The Company also sells various typesof currency/document counters and dispensers.

ATS CP-2000 Deposit/Register Verification System

      The CP-2000 is an integrated system consisting of a computer, a currency counter, one or more peripherals and a proprietary software system, which provides an alternative to performing manual record keeping of cash receipts and transfers, primarily for banks and retail establishments. The CP-2000, using an IBM-PC or compatible computer, interfaces with the Company's currency counters to speed up counting, tally various accounts, maintain period-to-date totals, maintain records and automatically prepare and print various management reports as a by-product of the counting operation. The CP-2000's software is readily modifiable to fit the particular needs of a user and can be upgraded. All information is captured on diskette or fixed disk which assists in generating historical account analysis for management.

      The  CP-2000 is designed for operators with little or  no
prior computer  experience.   Its  appeal to  management  is
based on the significant labor savings which can be achieved through its use.If the user does not have an IBM-PC or compatible computer and the associated currency counting equipment, the Company can furnish all equipment necessary for the CP-2000. The CP-2000 varies in price depending upon the hardware configuration and the specific application software used.

ATS PowerVault Cash Vault Management System

      The PowerVault was developed to provide a more comprehensive solution for the requirements of larger banks. The PowerVault utilizes LAN technology and software such as Microsoft
Windows  and  Microsoft Access.   While the PowerVault retains all
of the benefits to users of the CP-2000, it is designed to provide a significant increase in control over, and accountability for, funds as they move within the cycle of a vault. In addition, the PowerVault offers the capability of providing reports, in hard copy or file, to customers as soon as their deposits have been processed.

   The PowerVault is comprised of a combination of workstations with application software providing different functions for the various steps in vault processing. Because the requirements of each vault differ to some degree, the number of workstations and the price of the total system fluctuates substantially.

ATS CP-3000 Retail Cash Office Management System

      The CP-3000 was developed for the retail industry in response to the trend of using a UNIX operating system in store operations. Application software for the CP-3000 is loaded into a central in-store processor (an "ISP"), thereby eliminating the need for stand-alone computers and, in their place, using low-cost ASCII terminals.

     The software for the CP-3000 is written in C language, which allows it to be used in a stand-alone PC, a PC emulating a terminal or an ASCII terminal connected to the host ISP, thereby making the system suitable for retailers using UNIX or other operating systems.

      The CP-3000 utilizes advanced software screen managers. It is intended to offer the user greater flexibility and to
provide the Company   with  the  ability  to  offer  custom
applications without extensive code writing. The Company believes that this feature enables the CP-3000 to be more competitive without eroding profit margins. The selling price of the CP-3000 varies substantially depending upon the specific requirements of the customer for hardware, software and peripherals.

StoreComm ISP (In-Store Processor)

     The StoreComm ISP provides retailers with the ability to program and support many varieties of point-of-sale ("POS") terminals at any location, 24 hours a day, from a central host
computer via  satellite communication.   The  StoreComm  ISP
maintains  price  look-up  files downloaded   from  the
headquarters'  host  and  allows  for   credit authorization  pass
through. The StoreComm ISP utilizes proprietary PC-based, intelligent, high performance interface boards, each with its own CPU and memory.

StoreComm AP

      The  StoreComm  AP  provides  full  POS
network configuration, management and control from a single host control point. This system facilitates the transport of data between corporate the headquarters of a chain of stores and the stores within the chain, management of price look-up files, credit authorization and the ability to inquireon store-level information, as necessary.

ATM Cassette Management System

      During 1996, ATS developed and made the first installation of a new system designed to control the currency cassettes used in Automated Teller Machines ("ATMs"). This system provides a bank, or other ATM operator, with the information needed to fill each ATM cassette with the optimum amount of money based on the historical record of amounts dispensed. In addition,
the system   maintains  a record of the date each ATM should be
refilled and when cassettes are to be filled, shipped and returned. The system also keeps a record of the seal numbers affixed to the cassette when it is filled so that any tampering would be detected upon its return.

Other Products

      In addition to the foregoing products, the Company markets several coin and currency/document counters, all microprocessor controlled for accuracy.

      Counters are used by banks, retail establishments, transit authorities, currency exchanges and other commercial and governmental agencies for accurately counting large quantities of coins, currency, coupons, transit toll tickets, checks and other documents. The Company offers three different models of currency/document counters, each of which can count at least 1000 documents per minute. Two of the models can be equipped with a counterfeit detection aid.In addition, the Company offers a coin counter/packager and a coin counter/sorter. In the first quarter of 1997, the Company introduced an electronic scale for weighing currency and coins.

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

     The Company also markets a number of other related products.
One of such products, a teller-assist currency and coin dispenser, can dispense up to six denominations of currency at a rate of 24 notes in four seconds after the teller enters the amount to be dispensed and is available in different configurations.

Maintenance and Service Contracts

     The Company warrants its products for 90 days after sale. Warranty and after-warranty service on all hardware products is provided through a national third-party service company under contract to the Company. As a result, a customer usually is able to receive a response to a service request within four business hours and the Company does not incur the overhead expenses which would normally be associated with maintaining a field service department. Warranty and after-warranty service on all software products is handled over the telephone by the Company's help-desk personnel who are trained on the various systems installed in customers' locations.

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

      The Company's maintenance contracts usually are for a maximum of one year, generally commence at the beginning of the calendar year and are prepaid in full at such time, except for software maintenance contracts covering the StoreComm ISP and the StoreComm AP, which are billed annually and paid on a quarterly basis.

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

      Pursuant  to  a  Software Development Project  Agreement
and a Software License Agreement (collectively, the "Agreements")
with Wells Fargo Armored Service Company ("Wells Fargo"), the
Company has agreed, for  a  term  expiring March 5, 1998, to provide to  Wells Fargo  the PowerVault  software  and hardware necessary to  equip all  of  Wells Fargo's  cash  processing centers to process bank deposits  picked  up from bank customers, and to consolidate chain store deposits into  one large  deposit prior to shipment to the bank. All software developed under the arrangement is pursuant to agreed specifications and is being warranted to such specifications.  The arrangement also provides for  the  parties  to jointly promote the sale of the PowerVault, the CP-2000  and Wells Fargo's services, and for the compensation to  each other for sales of the other's products made as a result of such joint marketing efforts.  In addition, the parties have
entered into various collateral   agreements,   including  a
software support/consulting agreement,  a  hardware  sale
agreement and  a hardware  maintenance agreement.   The  Company
has agreed with Wells Fargo that until the termination of the Agreements, the Company will not supply services (i) to armored car companies, except that the Company may continue to render hardware and software maintenance services to its existing armored car customers, or, (ii) directly or indirectly, to third party service suppliers to owners or operators of automated teller machines. The Agreements also restrict Wells Fargo from using products which compete with the Company's systems. During 1996, revenue from the sale of hardware, software and maintenance agreements under the Agreements aggregated approximately $232,430, as compared to $391,894 in 1995. This decrease resulted from Wells
Fargo's continuing decisio to defer indefinitely the installation of additional systems which the Company had projected to be installed during 1994 and beyond. In January 1997, Loomis Armored, Inc.
acquired WellsFargo through a newly-formed company, Loomis, Fargo and Co. ("Loomis"). The Company currently is in discussions with management of Loomis to determine their plans for the future roll-out, if any, of systems.

       The Company remains committed to establishing other strategic business alliances, although no assurances can be given that any such alliances will be formed or that such alliances will be successful.

      In  general, because of the nature of the Company's
products, a large  potential customer will normally place a small order for the Company's products for testing in one or several locations.
If testing  meets  the customer's criteria, the customer  will generally order  a  large  quantity of product for installation throughout its locations and, thereafter,  will  order  decreasing
quantities   to complete  installation  at  smaller or  newly  established locations. Therefore, a large customer one year may not be a significant customer the next year. During 1996, The Home Depot and Target Stores each accounted for more than 10% of the Company's revenues. The Company's bank sales are not seasonal, but its sales to retailers generally occur during the first three quarters of each year.

      Since 1984, the Company has marketed its products on a national basis, primarily by its own employees, supervised by the Company's executive officers. Although the Company expects that a high percentage of its future sales will continue to be made by its own employees, it has taken steps to take advantage of the sales potential available through indirect sales channels, such as value-added resellers ("VARs"), and through the formation of strategic business alliances with larger companies engaged in the sale of complementary products and services, such as Wells Fargo. While the Company continues to believe that strategic business alliances can be a valuable source of additional business, its experience to date with VARs has not been satisfactory and that program is being discontinued.

     The Company has organized its sales organization into a territory sales group, a national accounts sales group for retail cash  office systems  sales,  and a POS and
communications systems solutions sales group. This structure is designed to assure coverage of the banking industry, which is comprised of local or regional organizations, and
the   retail  industry,  which  is  essentially  controlled  by chain organizations  with headquarters control over systems and
purchasing. The territory sales group is responsible for direct sales to banks and independent retail operations within a specific geographical area in which the representative is assigned.
This group  also  serves  to support the sales  efforts  of
sales  representatives   of those organizations with which the
Company may form a business alliance. The national accounts sales group is headquartered at the Company's offices in New Jersey and is responsible for retail cash office systems sales to chain
stores  with centralized management   and purchasing.  The POS and
communications systems solutions sales group is headquartered at IEI's offices in Miramar, Florida, and is responsible for the sale of POS and communications products to chain stores.
The Company's sales staff receives a base salary plus commissions.

    The  Company participates in industry conferences  such  as the National  Retail  Federation  ("NRF")  Annual  Conference,  the
Bank Administration   Institute   ("BAI")  Conference,   the NRF
RetailInformations Systems Conference and the Food Marketing Institute's Marketechnics Conference. In addition, the Company conducts a small number of private shows in selected cities.

Product Development and Enhancement

     In   1984,  the  Company's  predecessor  recognized  that
most cash-handling operations in businesses which handle large amounts of cash on a daily basis did not have adequate cash reporting/verification systems; and that most record keeping was done by hand and, therefore, was costly and time consuming. It was this realization that led to the development of the Company's proprietary software systems to automate cash
processing.   The Company  has continued  to enhance its systems
and, in 1996 and 1995,  the  Company spent $505,293 and $264,350, respectively, to enhance its systems.

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

    Other than the printed circuit boards used in conjunction with the StoreComm ISP and the StoreComm AP, all of which are proprietary and manufactured to the Company's specifications, substitute equipment for use in the Company's systems is obtainable by the Company from other sources.

Employees

      As of March 19, 1997 the Company had 46 full-time employees, 16 of whom are at IEI. Ten of the Company's employees are
executive and administrative   personnel,  10  are  systems
software development personnel, nine are customer software support personnel, five are customer hardware support personnel and 12 are sales and marketing personnel. The Company's employees are covered by a comprehensive medical and major medical plan, and receive life insurance and long-term disability benefits. The Company is not a party to any collective bargaining agreement and considers its employee relations to be satisfactory.

      It  is the Company's practice to require its marketing
employees to   sign  a  non-compete  agreement  which  restricts
the employee, following the employee's termination of employment, from competing with the Company for a six-month period in any territory where the employee served for the Company or with respect to any of the employee's former accounts. The Company's technical employees also are required to sign a confidentiality agreement.

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

ITEM 2 - DESCRIPTION OF PROPERTY

      The Company leases approximately 8,350 square feet in a four story brick building in Englewood, New Jersey at a current annual rental of $171,438, subject to increases for real estate taxes and utility costs, for a term which ends on December 15, 1998. At the option of the Company, the term may be extended for an additional five years. Approximately 50 percent of the space is used as executive and sales offices, approximately 20 percent is used for storage and approximately 30 percent is used for testing and development.

      IEI leases approximately 12,500 square feet in a contemporary office park in Miramar, Florida at a current annual rental of $124,587, subject to increases for real estate taxes and utility costs, for a term which expires on April 30, 2000. The Company considers its facilities suitable and adequate for its present use.

ITEM 3 - LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders of the Company during the fourth quarter of its 1996 fiscal year.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information. The following table sets forth the quarterly high and low bid prices, as reported in the "pink sheets" published by the National Quotation Bureau Inc., for the two years ended December 31, 1996. The quotations reported represent prices between dealers, do not include retail
markups,  markdowns   or commissions, and do not necessarily
represent actual transactions.

     1996 Calendar Year       High Bid            Low Bid
     1st Quarter              $1-1/4              $ 7/8
     2nd Quarter               1-3/8               1
     3rd Quarter               1-3/8               1
     4th Quarter               1                    7/16

     1995 Calendar Year       High Bid            Low Bid
     1st Quarter              $ 3/4               $ 1/2
     2nd Quarter               15/16                3/8
     3rd Quarter              1-5/16                11/16
     4th Quarter              1-5/16                7/8

      (b) Holders. As of March 21, 1997, the Company had 404 holders of record of Common Stock, including Cede & Co. which held 1,675,353 shares of Common Stock as nominee for a number of securities brokers. Bulletin Board Market Makers maintaining a market in the Common Stock on March 21, 1997 consisted of Financial America Securities, Inc., M. H. Meyerson & Company, Knight Securities LP, Mayer & Schweitzer, Inc., Paragon Capital Corporation, Herzog, Heine, Geduld, Inc., Nash Weiss & Co., Inc. and Sharpe Capital Inc.

   (c) Dividends. The Company has never paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. The payment of dividends will depend upon the Company's outstanding loan arrangements as well as it short-term and long term cash availability, working capital and working capital needs and other factors, as determined by the Company's Board of Directors.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION IN  REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS,
REFERENCE IS MADE TO  THE  FINANCIAL STATEMENTS AND NOTES THERETO
INCLUDED AS

ITEM  7  "FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10
KSB.
     Certain statements contained in this Item 6 and elsewhere in this Annual Report on Form 10-KSB regarding matters that are not historical facts, such as the market for the Company's products and the Company's plans to expand its business and to establish other strategic alliances, are forward-looking statements (as such term is defined in the Securities Act of 1933) and because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forwardlooking statements.

Working Capital and Liquidity

      Information with respect to levels of working capital and other ratios as of December 31, 1996, 1995 and 1994 is as follows:

                         1996           1995         1994
     Working Capital   $1,512,100    $1,481,287     $1,293,813
     (current assets
     less current
     liabilities)

     Working  Capital  2.78 to 1     2.58 to 1      2.59 to 1
     Ratio (current
     assets to
     current liabilities)

     Percentage of Current   35%           46%            50%
     Liabilities to
     Stockholders Equity

     Percentage of Total     45%           59%            66%
     Liabilities to
     Stockholders Equity

        At  December 31, 1996, cash (and cash equivalents)
  amounted to  $308,138  and  the  Company  did  not  have  any
  outstanding borrowings.   In  April  1996, First  Union
  National  renewed  a $750,000   discretionary  line  of
  credit for the   Company's short-term  needs, at an interest rate
  equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. As of December 31, 1996 and March 21, 1997, the Company did not have any draw against this line of credit.

        Management believes that economic conditions within the two largest industries from which the Company draws its customers banking and retail - will continue to improve in 1997, which may result in increased revenues for the Company.

       The Company believes that its working capital and available cash during 1997 will be adequate to maintain its operations and pay its outstanding obligations as they become due, and that excess cash will be used primarily to purchase inventory, and to enhance its software. The Company does not believe that it will be necessary to raise additional funds during 1997, except by temporary bank borrowings in the normal course of business.

         The Company does not believe that inflation will have a material impact on the Company's sales or income.

Results of Operations

1996 Compared with 1995

        Revenues for 1996 decreased $354,042 (4.2%) to $8,059,474
from $8,413,516 for 1995.  Product and system sales decreased
$317,106 (5.2%) to $5,752,718 from $6,069,824 in 1995 due to lower sales by IEI only partially offset by higher sales by ATS.

     Maintenance revenue during 1996 amounted to $2,306,756, a decline of $36,936 (1.6%) from the prior year. This was primarily due to the loss of an equipment hardware maintenance contract from a major customer during 1996.

    Cost of goods sold and service expenses declined from 47.9% of sales in 1995 to 44.4% in 1996. This was primarily due to ATS sales of more profitable systems. Maintenance costs also decreased due to a new contract with a different third party maintenance vendor.

    Selling, general and administrative expenses were $4,004,115 in 1996 compared to $3,849,891 in 1995, an increase of $154,224 (4.0%), primarily due to non-recurring expense of $307,828 relating to legal and accounting fees incurred in connection with the possible acquisition of a company that did not materialize. Similarly, the prior year had a non-recurring expense of $381,314 due to legal and accounting fees incurred in connection with a Settlement Agreement which resolved a potential proxy contest. Excluding these expenses in both years, other expenses in 1996 increased by $227,710 (6.6%). The largest increase were ATS expenses of Director's Fees and Expenses ($65,424-105.4%); Travel ($39,408 - 32.9%) and Software
Amortization ($33,020 - 22.8%).

     Interest income in 1996 was $38,767, an increase of $13,554
(53.8%) over 1995. This was due to a larger amount of short-term investments arising from available cash during 1996.

     The tax provision of $199,260 was $11,373 (6.1%) greater than the 1995 provision of $187,887, as a result of higher taxable income.

   As a result of the foregoing, the Company had net income of $317,382 for 1996 compared to $369,650 in 1995, a decrease of $52,268 (14.1%).

New Accounting Pronouncements:

        See Note 2 of the Notes to Consolidated Financial Statements for a discussion of two new accounting standards that were effective in 1996.

1995 Compared with 1994

       IEI was acquired in August of 1994 and its results of operations were reflected in the Company's financial statements for the remaining balance of 1994.
In 1995, IEI was operational for twelve months and increased its revenues by $2,224,602 over revenue during the five month period of 1994. This accounted for most of the $2,668,792 (46.4%) increase in revenues from $5,744,724 in 1994 to $8,413,516 in 1995. Product and systems sales increased $2,041,639 (50.7%) from 1994 sales, while maintenance revenues of $2,343,692 were $627,153 (36.5%) higher than in 1994.

       Cost of goods sold and service expenses rose as a percentage of sales from 47.7% in 1994 to 47.9% in 1995. This slight overall increase was comprised of a 4.1% increase in cost of systems and stand-alone products and a decrease of 9.2% in maintenance costs due to IEI contracts which include software support only.

       Selling,  general  and administrative  expenses  increased
$1,204,295 (45.5%) in 1995, primarily due to a $878,276  increase in expenses of IEI, which was operational for twelve months of 1995 compared to five months of 1994. Substantially all of the remaining increase was due to legal fees of $361,794 incurred in connection with a potential proxy contest relating to the election of directors at the 1995
Annual Meeting. Accounting fees related thereto were $19,520. In
August 1995, the Company, Gerard F. Murphy and Fred Den entered into a Settlement Agreement with Michael M. Smith and Louis Z. Weitz (then directors of the Company), which resolved a potential proxy contest threatened by Mr. Smith. As part of the Settlement Agreement, the Company agreed to pay all legal and accounting expenses of the parties related thereto.

      The tax provision for 1995 of $187,887 was $174,046 greater than the 1994 provisionof $13,841. In 1994, the deferred tax benefit from utilizing operating loss carryforwards offset most of the liability. In 1995, there were no such tax benefits.

      As a result of the foregoing, the Company had net income of $369,650 in 1995, compared to $360,026 in 1994, an increase of $9,624 or 2.7%.

ITEM 7 -

ATS MONEY SYSTEMS, INC.
Consolidated Financial Statements as of
December 31, 1996 and 1995 and for
Each of the Three Years in the
Period Ended December 31, 1996, and
Independent Auditors' Report


ATS MONEY SYSTEMS, INC.

TABLE OF CONTENTS                                       Page

INDEPENDENT AUDITORS' REPORT                              1

CONSOLIDATED FINANCIAL STATEMENTS:

 Balance Sheets                                            2

 Statements of Operations                                  3

 Statements of Changes in Stockholders' Equity             4

 Statements of Cash Flows                                  5

 Notes to Financial Statements                             6-13


INDEPENDENT AUDITORS' REPORT

ATS Money Systems, Inc.

We have audited the accompanying consolidated balance sheets of ATS Money Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December
31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ATS Money Systems, Inc. as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Parsippany, New Jersey

March 21, 1997

ATS MONEY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
ASSETS                                            1996          1995
CURRENT ASSETS:
  Cash and cash equivalents                       $  308,138    $  164,548
 Trade accounts receivable,
 less allowance for doubtful
  accounts of $74,183 in 1996,
  and $92,363 in 1995                              1,264,521     1,560,626
  Inventories (Note 4)                               567,420       520,996
  Prepaid expenses and other
   current assets (Note 5)                           219,922       172,221

           Total current assets                    2,360,001     2,418,391

PROPERTY - At cost:
  Office furniture                                    91,011        52,912
  Office machinery and equipment                     146,021       100,520

     Subtotal                                        237,032       153,432

  Less accumulated depreciation                      102,432        68,796

           Property - net                            134,600        84,636

OTHER ASSETS:
  Software costs, less accumulated
   amortization of $511,790 in
   1996 and $361,641 in 1995 (Note 2)               908,586       631,568
  Deposits                                           50,677        65,073
           Total other assets                       959,263       696,641

TOTAL                                            $3,453,864    $3,199,668

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                       $  148,921   $  155,808
  Accrued expenses                                  210,160      418,058
  Deferred revenue                                  322,125      247,602
  Deferred income taxes                               4,732         -
  Other liabilities                                 161,963      115,636

           Total current liabilities                847,901      937,104
LONG-TERM - Deferred credit,
 less amortization of $67,727 in
 1996 and $39,211 in 1995 (Note 3)                  217,440      245,956

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,891,911 and 5,835,794
  shares issued at December 31, 1996 and
  1995, respectively                                  5,892        5,836
  Additional paid-in capital                      2,374,397    2,319,920
  Accumulated earnings (deficit)                      8,334     (309,048)
  Treasury stock - 100,000 shares, at par value        (100)        (100)

           Total stockholders' equity             2,388,523    2,016,608

TOTAL                                            $3,453,864   $3,199,668

See notes to financial statements.

ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                         1996         1995         1994

REVENUE:
  Equipment and systems sales            $5,752,718   $6,069,824   $4,028,185
  Equipment maintenance and
   service revenue                        2,306,756    2,343,692    1,716,539

           Total revenue                  8,059,474    8,413,516    5,744,724

COSTS AND EXPENSES:
  Cost of goods sold and
   service expense:
    Equipment and systems                 2,633,655    3,032,235    1,849,448
    Equipment maintenance and service       943,829      999,066      889,609
  Selling, general and administrative
   expenses
    (Notes 5 and 12)                      4,004,115    3,849,891    2,645,596

           Total costs and expenses       7,581,599    7,881,192    5,384,653

INCOME FROM OPERATIONS                      477,895      532,324      360,071

NET INTEREST (INCOME)                       (38,767)     (25,213)     (13,796)

INCOME BEFORE INCOME TAX EXPENSE            516,642      557,537      373,867

INCOME TAX EXPENSE (Note 8)                 199,260      187,887       13,841

NET INCOME                               $  317,382   $  369,650   $  360,026

EARNINGS PER COMMON SHARE (Note 2):
Primary and fully diluted                $     0.05   $     0.06   $     0.06

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                             5,878,975    5,837,605    5,716,955

See notes to financial statements.

ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 Additional Accumulated             Total
                        Common     Paid-in  (Deficit)   Treasury Stockholders'
                         Stock     Capital   Earnings     Stock    Equity
BALANCE,
 DECEMBER 31, 1993       $5,816  $2,314,364  $(1,038,724)  $(100)  $1,281,356

  Issuance of common stock
    due to exercise of stock
    options (4,171) shares    4       1,171       -          -          1,175
    Net income - 1994         -         -        360,026     -        360,026

BALANCE,
  DECEMBER 31, 1994       5,820   2,315,535     (678,698)  (100)    1,642,557

  Issuance of common stock
    due to exercise of stock
     options (15,653 shares) 16       4,385          -       -          4,401

  Net income - 1995           -         -        369,650     -        369,650

BALANCE,
  DECEMBER 31, 1995       5,836   2,319,920     (309,048) (100)     2,016,608

  Issuance of common stock
    for the issue of stock
    grants(40,000 shares)
    and the exercise of
    stock options
    (16,117 shares)         56      54,477          -       -          54,533

  Net income - 1996         -          -        317,382     -         317,382

BALANCE,
DECEMBER 31, 1996       $5,892  $2,374,397    $   8,334  $(100)    $2,388,523

See notes to financial statements.

ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                             1996         1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $317,382     $369,650   $360,026
  Adjustments to reconcile net income
  to cash provided by (used in) operating
  activities:
   Depreciation and amortization              233,398      154,478    139,088
    Changes in current assets and liabilities:
    Compensation expense recorded for
    common stock issued under Director
    Stock Plan                                 50,000          -         -
      Trade accounts receivable - net         296,105     (704,782)   313,318
      Inventories                             (46,424)      96,800     46,428
      Prepaid expenses and other
      current assets                          (33,305)     (54,083)    14,608
      Accounts payable - trade                 (6,887)     (83,976)    81,845
      Accrued expenses                       (207,899)     189,154    (31,126)
      Deferred revenue                         74,523      (75,939)    62,711
      Deferred income taxes                     4,732          -         -
      Deposits                                 40,192      (42,596)   (34,382)
      Other liabilities                         6,136       92,531     (9,840)

           Net cash provided by (used in)
           operating activities               727,953      (58,763)   942,676

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalization of software
  development costs                          (505,296)    (264,350)  (304,324)
  Additions to property                       (83,600)     (34,109)   (32,351)
  Cost of acquisition                            -            -      (204,110)

           Net cash used in investing
           activities                        (588,896)   (298,459)   (540,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of stockholder's loan                -          -          30,000
  Notes issued to employee (Note 5)              -       (10,000)     (45,000)
  Proceeds from the issuance of common stock    4,533      4,401        1,175

           Net cash provided by
           (used in) financing activities       4,533     (5,599)     (13,825)
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            143,590   (362,821)     388,066

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                           164,548    527,369      139,303

CASH AND CASH EQUIVALENTS, END OF YEAR       $308,138   $164,548     $527,369
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
   Interest                                  $    -     $    -       $   -

    Income taxes                             $210,000   $114,499    $8,100
See notes to financial statements.

ATS MONEY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 1.DESCRIPTION OF COMPANY OPERATIONS
   ATS Money Systems, Inc. ("ATS"), with a wholly-owned subsidiary, Innovative Electronics, Inc., acquired in August, 1994 (collectively, the ("Company"), is engaged in the development, sale and service of currency counting systems and equipment for department and chain stores' cash offices and bank commercial vaults and of communications systems primarily used by chain stores. In addition, the Company offers maintenance and service contracts through a national service organization on all machines and equipment they sell. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. ATS was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.

   The principal products sold by the Company during 1996 were its ATS CP-2000 Deposit/Register Verification, Powervault and
   CP3000 Retail Cash Office Management Systems, and an IEI communications product, the StoreComm ISP and its related hardware.

   The principal market for the Company's products has been in the United States.

 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

   Capitalized Software Costs - The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimate of the economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $228,275, $162,765 and $139,708 for the years ended December 31, 1996, 1995 and 1994, respectively. Fully depreciated software costs of $77,700, $69,950, and $118,936 were written off in 1996, 1995 and 1994, respectively.

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

   Earnings Per Common Share - For purposes of calculating earnings per common share, for the years ended December 31, 1996, 1995 and 1994, the Company used the weighted average number of shares of common stock outstanding during the year applied to the net income. The exercise of stock options (see Note 7) was assumed in the calculation.

   New Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, which is effective in 1996. The statement requires that longlived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The resultant impairment, if any, would be measured based on the fair value of the asset. The adoption of

   SFAS 121 did not have any effect on the Company's results of operations or financial position.

   SFAS 123, Accounting for Stock-Based Compensation, which was adopted by the Company in 1996, includes certain elective provisions as to the method of recording compensation for awards made under the Common Stock Incentive Plan. The Company has elected to continue to account for grants under the Common Stock Incentive Plan using the method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosure of the effect of adopting SFAS 123. The pro forma effect on net income and earnings per share is immaterial.

   Income Taxes - The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") effective January 1, 1993. SFAS 109 required a change from the deferred to the liability method for financial accounting and reporting of income taxes.

   Reclassifications - Certain prior year amounts have been reclassified in order to conform with the 1996 presentation.

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

   The details of the subsidiary acquired and its impact on cash flow is as follows:

     Fair value of assets acquired                   $551,963
     Liabilities assumed                               62,686

     Fair value of assets acquired
       over liabilities assumed                       489,277
     Less acquisition costs                           104,110
     Less excess of net assets acquired
       over cash paid                                 285,167

     Cash paid for subsidiary                        $100,000

4. INVENTORIES

   Inventories consist of machines held for sale and machine parts, as follows:

                                                  1996         1995

      Machines held for sale                      $504,935     $446,433
      Parts and raw materials                      105,085
      111,263 Reserve for obsolescence             (42,600)     (36,700)

      Total                                       $567,420     $520,996

5.RELATED PARTY TRANSACTIONS

  During 1995 and 1994, the Company engaged one of its directors to oversee its accounting policies and activities, particularly of its newly acquired subsidiary. During 1995, a salary was paid to the director of $15,937, fees of $12,704 and expenses of $1,337. During 1994, the fee was $20,000, plus expenses of $3,819.

  During 1994, the Company loaned $45,000, bearing an interest rate of 1% above the prime rate, to one of its employees who is not an executive officer. The loan was evidenced by two notes of equal principal amounts. The first of these two notes was due and payable on March 1, 1995 and the second was due and payable on March 1, 1996 provided that if the employee was employed by the Company on the due date the principal and accrued interest would be forgiven. The Company amortized these notes on a straight line basis over the 24 month contract period beginning March 1, 1994. The employee is currently employed and the $45,000 (a noncash transaction) was forgiven
  as of March 1,                                1996.

  During 1995, the Company loaned $10,000, bearing an interest rate of 1% above the prime rate, to an executive officer of the Company. The loan was paid in December 1996.

  During 1996, the Company engaged three members of the Board of Directors as consultants on the potential acquisition which did not materialize. The directors were paid fees and expenses of $326, $1,013 and $11,879, respectively. Other expenses for legal accounting and consulting services (not paid to related parties) in connection with this potential acquisition aggregated $294,610.

  At December 31, 1996 and 1995, all directors and executive officers, as a group, collectively owned 41% and 64%, respectively, of the Company's common stock.

6.COMMITMENTS AND CONTINGENCIES

  At December 31, 1996, the Company was committed under noncancellable, operating leases for office space, automobiles and office equipment, expiring at various dates through April
  2000, requiring minimum annual rental payments as follows:

     1997                                                  $301,040
     1998                                                   289,151
     1999                                                   131,512
     2000                                                    34,183

                                                           $755,886

   Rental expense under such leases totaled $343,434, $322,081 and $216,351 for the years ended December 31, 1996, 1995 and 1994, respectively.

7.STOCKHOLDERS' EQUITY

   Common Stock - The authorized capital stock of the Company consists of 25,000,000 shares of noncumulative, voting, common stock, with a par value of $.001 per share.

   Common Stock Incentive Plan - In 1993, the Company adopted a common stock incentive plan (the "Plan"), which as amended authorizes the issuance, within ten years, of options covering up to 480,000 shares of common stock to certain employees and other individuals of importance to the Company. The Plan is intended to provide incentive to continued employment of certain employees and other individuals by enabling them to acquire a proprietary interest in the Company. Options granted under the Plan may be either "incentive stock options" or "non-qualified stock options." Incentive stock options, granted only to certain employees of the Company, expire within ten years (five years for a 10% beneficial owner of the Company's securities) from the date granted and are exercisable from time to time in accordance with the terms of such options. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date of grant (110% for a 10% beneficial owner of the Company's securities). Nonqualified stock options can be granted to certain employees of the Company and advisors and consultants to the Company. Such stock options are exercisable on or after the date of grant and the exercise price is not limited and may be below fair market value.

 On September 14, 1993, when the fair market value of the common stock was $.28125 per share, the Company granted 159,685 incentive stock options at such price ($.31 per share for one employee) and 65,315 nonqualified stock options (15,315 granted at $.28125 per share and 50,000 granted at $.001 per share). During 1993, 50,000 nonqualified options were exercised at a price of $.001 per share.

  During 1994, the Company granted 36,000 incentive stock options (21,000 granted at $1.25 per share and 15,000 granted at $1.375). Also during 1994, 4,171 of the incentive stock options were exercised at a price of $.28125 per share.
  The Company did not grant any options in 1995. During 1995, 15,653 options were exercised at a price of $.28125 per share.
  On February 2, 1996, the Company granted 46,001 incentive stock options (37,626 granted at $1.03125 per share and 8,375 granted at $1.1344 per share). On June 4, 1996, the Company granted 2,500 incentive stock options at $1.344 per share. Also during 1996, 16,117 options were exercised at $.28125 per share.
  At December 31, 1996, there were 207,295 options outstanding at prices ranging from $.28125 to $1.375 per share of which 165,619 were exercisable.
  In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which the Company's nonemployee directors, upon first being elected to the Board, are granted 10,000 shares of the Company's common stock, and thereafter, on each reelection, are granted options to purchase 5,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. In 1995, the nonemployee directors have been granted 40,000 shares of common stock under this plan, all of which were issued during 1996.
8.INCOME TAXES
  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  The significant items comprising the Company's net deferred taxes as of December 31, 1996 and 1995 are as follows:

                                                 1996     1995
  Deferred tax assets:
    Provision for bad debts                      $29,674  $29,674
    Inventory write-downs                         12,000    8,600
    Payroll                                        8,845    6,000
    Deferred credits - acquisition                85,749   91,798

             Total deferred tax assets           136,268  136,072

  Deferred tax liabilities:
    Depreciation                                  11,627    4,830
    Software amortization                        129,373   88,468

             Total deferred tax liabilities      141,000   93,298

  Net deferred tax asset before
  valuation allowance                                -     42,774
  Valuation allowance                                -    (42,774)

  Net deferred tax liability                     $(4,732) $   -

The income tax provision for the years ended December 31, 1996 and 1995 consists of the following components:

                                                 1996       1995

  Federal                                        $123,850   $176,887
    State                                          70,678     11,000
  Total current                                   194,528    187,887

  Deferred:
    Federal                                         4,022     20,566
    State                                             710      5,971
    Change in valuation allowance                      -     (26,537)

             Total deferred                         4,732       -

  Income tax expense                             $199,260   $187,887

A reconciliation of the Company's statutory rate to the Company's effective rate is as follows:

                                        1996     1995     1994

  Expected statutory rate               34.0%   34.0%     34.0%

     State income tax (composite rate)   4.7     2.0       9.0
     Change in valuation allowance
      resulting from the utilization
      of net operating loss
      carryforwards and use of
      tax credits                         -    (2.3)    (39.3)

                                        38.7%  33.7%      3.7%

   For the year ended December 31, 1994, the Company utilized the remaining net operating loss carryforward, which had the effect of reducing current Federal and State income taxes payable. For the year ended December 31, 1995, the Company used its remaining investment tax credits, research credits and alternative minimum tax credits, totaling $38,300 to reduce current taxes payable. At December 31, 1996, the Company had no available net operating loss carryforwards or tax credits for Federal or State tax purposes.

 9.MAJOR CUSTOMERS

   Sales to each of the Company's three major customers, which are subject to change annually, as a percentage of consolidated revenue, for the years ended December 31 approximated:

                                           1996     1995    1994
     Major Customer 1                      19%      16%     22%
     Major Customer 2                       15       13      17
     Major Customer 3                        9        9      12

10.RETIREMENT PLAN

   The Company has a defined contribution plan covering substantially all of its employees. Company contributions to the plan, which are discretionary, are made from its profits. Contributions are based upon a percentage of eligible employees salaries ranging from -0-% to a maximum of 15%. The contributions for 1996, 1995 and 1994 were $0, $0 and $36,072, respectively.

11.LINE OF CREDIT

   The Company has a bank line of credit of $750,000 available.
   Interest rates will be the bank's base rate plus 0.5%.  The
    Company has no borrowings outstanding at December 31, 1996.

12.SETTLEMENT AGREEMENTS
   On August 30, 1995, the Company, Michael M. Smith, Gerard F. Murphy, Fred Den and Louis Z. Weitz entered into a Settlement Agreement which resolved a potential proxy contest threatened by Messrs. Smith and Murphy in connection with the election of directors at the 1995 Annual Meeting of Stockholders.
   As part of the Settlement Agreement, the Company agreed to pay all legal and accounting expenses related thereto. Legal expenses amounted to $361,794 and accounting fees were $19,520. Such expenses are included in Selling, General and Administrative expenses.

   On October 25, 1996, the Company, Michael M. Smith, and counsel to Mr. Smith, which law firm also had acted as securities counsel to the Company until its termination by the Company effective May 31, 1996 ("Counsel"), entered into an agreement to settle all disputes relating to amounts claimed by Mr. Smith and Counsel to be owed to them by the Company. Pursuant to such agreements, the Company paid Counsel $50,000 in satisfaction of all outstanding legal bills rendered by Counsel to the Company, and reimbursed Mr. Smith $13,034 for out-of-pocket expenses incurred by him in connection with his Company duties.


ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Deloitte & Touche LLP served as the
independent auditors for the Company and its predecessor from 1988 through July 7, 1995, at which time Messrs. Weitz and Den, then constituting a majority of the Company's threemember Board of Directors, terminated Deloitte & Touche LLP ("Deloitte") as the Company's auditors and engaged Margolin, Winer & Evens LLP ("Margolin") as the Company's auditors. On September 29, 1995, Margolin was dismissed as the Company's auditors and Deloitte was re-engaged as the Company's auditors by a reconstituted Board of Directors of the
Company. The reports on the financial statements of the Company for the years ended December 31, 1993 and 1994 were audited by Deloitte and contained no adverse opinion, disclaimer of opinion, modification or qualification. During its engagement, Margolin did not issue any reports on the financial statements of the Company.At no time during either of their respective engagements, has there been any disagreements with Deloitte or Margolin on any matter of disclosure or audit scope and procedure, which disagreement, if unresolved to the satisfaction of such firm, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

PART III

Except for information required by Item 13 (Exhibits and Reports on Form 8-K), the information called for by Part III of Form 10-KSB (Items 9, 10, 11 and 12) is incorporated by reference herein from the Registrant's definitive proxy statement to be filed with the Commission within 120 after the close of its fiscal year ended December 31, 1996.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.  Articles of incorporation and by-laws.

     (a) Articles of Incorporation of ATS Money Systems, Inc. (formerly known as More Creative Mergers, Inc.), as filed with the Secretary of State of the State of Nevada on August 28, 1987 incorporated herein by reference to Exhibit 8 to Registration Statement on Form S-18 (No. 33-19657-NY).


     (b) Agreement of Merger of ATS Money Systems, Inc. into More Creative Mergers, Inc., dated July 25, 1988, as filed with the Secretary of State of the State of Nevada on September 6, 1988 incorporated herein by reference to Exhibit 12 to Post-Effective Amendment No. 1 dated September 26, 1988 to Registration Statement on Form S-18 (No. 33-19657-NY).


     (c) By-Laws of ATS Money Systems, Inc. - incorporated herein by reference to Exhibit 9 to Registration Statement on Form S-18
(No. 33-19657-NY).


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

          (ii) Amendment of Lease, dated as of December 1, 1992, between ATS Money Systems, Inc. and Rockwood Limited Partnership incorporated herein by reference to Exhibit 10(a)(ii) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1992.

          (iii) Amendment of Lease, dated as of September 15, 1995, between ATS Money Systems, Inc. and Rockwood Four Limited
Partnership - incorporated herein by reference to Exhibit
10(a)(iii) to the Annual Report on Form 10-KSB of ATS Money
Systems, Inc. for the fiscal year ended December 31, 1995.

    (b)  Profit Sharing Plan of ATS Money Systems, Inc., dated
January 1, 1987 - incorporated herein by reference to Exhibit 19 to Post-Effective Amendment No. 1 dated September 26, 1988 to
Registration Statement on Form S-18 (No. 33-19657-NY).

     (c) Form of Salesman Employment Agreement - incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form
10-K of ATS Money Systems, Inc. for the fiscal year ended December
31, 1989.

    (d) Form of Maintenance Agreement - incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1989.

     (e) Common Stock Incentive Plan - incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31,
1992.

     (f) (i) Software Development Project Agreement, dated March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation and addendum thereto incorporated herein by reference to Exhibit 10(n)(i) to the Annual Report on Form 10KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.
          (ii) Joint Sales and Marketing Agreement, dated January 1, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to
Exhibit 10(n)(ii) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

          (iii) Hardware Maintenance Agreement, dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to
Exhibit 10(n)(iii) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

          (iv) Software License Agreement, dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit 10(n)(iv) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

          (v) Hardware Sale Agreement, dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit 10(n)(v) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

          (vi) Software Support/Consulting Agreement, dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit 10(n)(vi) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

          (vii) Escrow Agreement, dated as of March 5, 1993, between ATS Money Systems, Inc. and Wells Fargo Armored Car Service Corporation - incorporated herein by reference to Exhibit
10(n)(vii) to the Annual Report on Form 10-KSB of ATS Money
Systems, Inc. for the fiscal year ended December 31, 1993.

     (g) Joint Sales and Marketing Agreement, dated as of September 29, 1993, between ATS Money Systems, Inc. and Standard Register Company - incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1993.

    (h) Purchase Agreement, dated August 24, 1994, between ATS Money Systems, Inc., IEI Acquisition Corp., Dynatech Corporation and Innovative Electronics, Inc. - incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1994.

      (i)  ATS Moneys Systems, Inc. 1995 Director Stock Plan

      (j)  Employment Agreement, dated May 23, 1996, between
Gerard F. Murphy and ATS Money Systems, Inc.

     (k) Technical Support Agreement, dated January 30, 1996, between Technology Service Solutions and ATS Money Systems, Inc.

     11. Statement re computation of per share earnings - Not required since such computation can be clearly determined from the material contained in this report on Form 10-KSB.

     13. Annual report to security holders for the last fiscal year, Form 10-Q or 10-QSB or quarterly report to security holders, if incorporated by reference in the filing - Not applicable.

    21.  Subsidiaries of the small business issuer:  Innovative
Electronics, Inc. - incorporated under the laws of the State of Florida.

     23.  Consent of independent accountants.

     27.  Financial Data Schedule.

    (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of the fiscal year ended December 31, 1996.
                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1997                 ATS Money Systems, Inc.
                              By: /s/  GERARD F. MURPHY
                                   Gerard F. Murphy, President
                                   (Chief Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:

March 26, 1997                               /s/  GERARD F.MURPHY
                                             Gerard F. Murphy
                                             Director

March 26, 1997                               /s/  FRED DEN
                                             Fred Den
                                             Director

March 26, 1997                               /s/  A. PAUL COX
                                             A. Paul Cox
                                             Director

March 26, 1997                               /s/ THOMAS J. CAREY
                                             Thomas J. Carey
                                             Director

March 26, 1997                               /s/  JOSEPH M. BURKE
                                             Joseph M. Burke
                                             Vice President -Finance
                                             (Principal Accounting
                                             and
                                              Financial Officer)