Form 10QSB
period 1997-03-31
ATS MONEY SYSTEMS INC
filed 1997-05-06
CIK 828509

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549

			      FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 	1997.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
	_____________________________ TO _________________________________.

	Commission File Number:  0-17773

	_______________________ATS Money Systems,Inc.______________________
	 (Exact name of small business issuer as specified in its charter)

	____________Nevada_____________ ___________13-3442314_______________
       (State or other jurisdiction of  (I.R.S. Employer Identification No.)
	incorporation or organization)

       25 Rockwood Place________Englewood, New Jersey________07631________
       (Address of principal executive offices)           (Zip Code)

       ________________________201/894-1700_______________________________
		       (Issuer's telephone number)

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

As of  May 1, 1997, - 5,791,911 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form  Yes _____ No__X__







Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

		   ATS MONEY SYSTEMS, INC.
		CONSOLIDATED BALANCE SHEETS

						 MARCH 31       DECEMBER 31
						  1997             1996
					       (UNAUDITED)
ASSETS:
CURRENT ASSETS:

 Cash and cash equivalents                      $  2,496,055     $   308,138
 Trade accounts receivable, less allowance for
  doubtful accounts of $74,183 in 1997 and 1996      940,512       1,264,521
 Inventories                                         646,747         567,420
 Prepaid expenses and other current assets            80,533         219,922

	Total current assets                              4,163,847       2,360,001

PROPERTY - At cost:
 Office furniture                                     94,512          91,011
 Office machinery and equipment                      154,134         146,021

	Subtotal                                            248,646         237,032

    Less Accumulated depreciation                    112,520         102,432

	Property - net                                      136,126         134,600

OTHER ASSETS:
 Software costs, less accumulated amortization
  of $580,749 in 1997 and $511,790 in 1996         1,046,124         908,586
 Deposits                                             76,176          50,677
                                          						   _________       _________

	Total other assets                                1,122,300         959,263
						                                             _________       _________

TOTAL                                           $  5,422,273     $ 3,453,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                       $    104,805     $   148,921
 Accrued expenses                                    657,651         210,160
 Deferred revenue                                  1,715,323         322,125
 Deferred income taxes                                 4,732           4,732
 Other liabilities                                   107,624         161,963
                                          						 ___________      __________

	 Total current liabilities                        2,590,135         847,901

LONG-TERM-Deferred Credit, less amortization of
   $74,856 in 1997 and $67,727 in 1996               210,311         217,440

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,891,911 shares issued
  at March 31, 1997 and December 31, 1996              5,892           5,892
 Additional paid-in capital                        2,374,397       2,374,397
 Accumulated earnings                                241,638           8,334
 Treasury stock - 100,000 shares at par value     (      100)     (      100)
                                          						  __________      __________
	 Total stockholders' equity                       2,621,827       2,388,523

		                                          				 ___________     ___________
TOTAL                                           $  5,422,273     $ 3,453,864

See notes to consolidated financial statements.

                          			ATS MONEY SYSTEMS, INC.
		                    CONSOLIDATED STATEMENTS OF OPERATIONS
	                THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
				                            (UNAUDITED)

			                                        			 MARCH 31       MARCH 31
						                                           1997          1996
REVENUE:
 Equipment and systems sales                    $  1,829,942     $ 1,526,515
 Equipment maintenance and service revenue           573,649         644,618
                                          						  __________      __________

	Total revenue                                     2,403,591       2,171,133

COST AND EXPENSES:
 Cost of goods sold and service expense:
   Equipment and systems                             751,721         635,820
   Equipment maintenance and service                 274,583         257,963
 Selling, general and administrative expenses      1,002,245         962,310
                                          						  __________      __________
      Total costs and expenses                     2,028,549       1,856,093

                                          						  __________      __________
INCOME FROM OPERATIONS                               375,042         315,040


INTEREST INCOME                                       14,265           3,684

                                          						  __________      __________
INCOME BEFORE INCOME TAX EXPENSE                     389,307         318,724


INCOME TAX EXPENSE                                   156,000         121,000

                                          						  __________      __________
NET INCOME                                      $    233,307     $   197,724
                                          						  ==========      ==========

EARNING PER COMMON SHARE:
 Primary and fully diluted                              $.04            $.03
                                          						  ==========      ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                      5,970,487       5,883,836

                                          						 ===========      ==========


See notes to consolidated financial statements.

                         			ATS MONEY SYSTEMS, INC.
	                     	CONSOLIDATED STATEMENTS OF CASH FLOWS
	                THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
			                               (UNAUDITED)

                                         						 MARCH 31       MARCH 31
						                                            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                     $    233,307      $  197,724
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                       71,918          47,024
  Changes in current assets and liabilities:
    Compensation expense recorded for common stock
     issued under Director Stock Plan                      -          50,000
   Trade accounts receivable - net                   324,009      (  894,894)
   Inventories                                    (   79,327)     (    5,766)
   Prepaid expenses and other assets                 113,890      (  252,406)
   Accounts payable - trade                       (   44,116)     (   20,770)
   Accrued expenses                                  447,491         416,898
   Deferred revenue                                1,393,198       1,306,378
   Deposits                                       (   65,000)            198
   Other liabilities                                  10,658          18,646
						                                            __________      __________
      Net cash provided by operating activities    2,406,028         863,032


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development costs    (   206,497)    (    74,757)
 Additions to property                           (    11,614)    (    33,756)
                                          						 ___________     ___________

	Net cash used in investing activities           (   218,111)    (   108,513)
						                                           -----------     -----------


NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                  2,187,917         754,519


CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                 308,138         164,548

                                          						  __________      __________
CASH AND CASH EQUIVALENTS, END OF PERIOD        $  2,496,055     $   919,067
						                                            ==========      ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
 Interest                                       $        -       $       -
                                          						  ==========      ==========

 Income Taxes                                   $     33,410     $    90,000
                                          						  ==========      ==========


See notes to consolidated financial statements.




                           			ATS MONEY SYSTEMS, INC.
		                      Notes to Consolidated Financial Statements
			                               (Unaudited)
                          			    March 31, 1997



Note 1 - Unaudited Information:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996. Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1996, to which reference is made. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

Certain prior year amounts have been reclassified in order to conform with the 1997 financial statement presentation.


Note 2 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.


Note 3  - Capitalized Software Costs

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. Amortization of computer software costs amounted to $68,959 and $47,255 for the three month periods ended March 31, 1997 and 1996, respectively.


Note 4 - Revenue Recognition

Revenue from equipment and systems sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on delivery of the software if collectibility is probable, and any remaining insignificant obligations of the Company are accounted for by deferring a pro-rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance or by recording a current year expense for the remaining costs associated with completing the project.


Note 5 - Equipment Maintenance and Service Revenue

Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.


Note 6 -  Stockholders' Equity

Common Stock - The authorized capital stock of the Company consists of 25,000,000 shares of noncumulative, voting, common stock, with a par value of $.001 per share.

Common Stock Incentive Plan - In 1993, the Company adopted a common stock incentive plan (the "Plan"), which, as amended, authorizes the issuance, within ten years, of options covering up to 480,000 shares of common stock to certain employees and other individuals of importance to the Company. The Plan is intended to provide incentive to continued employment of certain employees and other individuals by enabling them to acquire a proprietary interest in the Company. Options granted under the Plan may be either "incentive stock options" or "non-qualified stock options." Incentive stock options, granted only to certain employees of the Company, expire within ten years (five years for a 10% beneficial owner of the Company's securities) from the date granted and are exercisable from time to time, after the first year, in accordance with the terms of such options. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date of grant (110% for a 10% beneficial owner of the Company's securities). Nonqualified stock options can be granted to certain employees of the Company and advisors and consultants to the Company. Such stock options are exercisable on or after the date of grant and the exercise price is not limited and may be below fair market value.

On September 14, 1993, when the fair market value of the common stock was $.28125 per share, the Company granted 159,685 incentive stock options at such price ($.31 per share for one employee) and 65,315 nonqualified stock options (15,315 granted at $.28125 per share and 50,000 granted at $.001 per share). During 1993, 50,000 nonqualified options were exercised at a price of $.001 per share.

During 1994, the Company granted 36,000 incentive stock options (21,000 granted at $1.25 per share and 15,000 granted at $1.375 per share). Also during 1994, 4,171 options were exercised at a price of $.28125 per share.

The Company did not grant any options in 1995. During 1995, 15,653 options were exercised at a price of $.28125 per share.

On February 2, 1996, the Company granted 46,001 incentive stock options (37,626 granted at $1.03125 per share and 8,375 granted at $1.1344 per share). On June 4, 1996, the Company granted 2,500 incentive stock options at $1.344 per share. Also during 1996, 16,117 options were exercised at a price of $.28125 per share.

At December 31, 1996, there were 207,295 options outstanding at prices ranging from $.28125 to $1.375 per share, of which 165,619 were then exercisable.

On February 14, 1997, the Company granted 34,000 incentive stock options at $.71 per share.

As of March 31, 1997, there were 240,375 options outstanding at prices ranging from $.28125 to $1.375 per share, of which 180,168 were then exercisable.


Note 7 - Commitments and Contingencies

At March 31, 1997, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through April 2000, requiring minimum rental payments as follows:

Year Ending December 31:
	1997 (balance of year)       $  228,667
	1998                            293,908                                    293,908
	1999                            132,705
	2000                             34,184
                     				       ________
				                          $  689,464

Note 8 - Earnings Per Common Share

For purposes of calculating earnings per common share, the Company used the weighted average number of shares of common stock outstanding during the year applied to the net income. The exercise of stock options (See
Note 6) was assumed in the calculation. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 128"), "Earnings per Share", which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The adoption of SFAS 128 is not expected to have a material effect on the Company's financial statements.

For the three month's ended March 31, 1996, the weighted average number of shares outstanding (both primary and fully diluted) were reported incorrectly, which did not affect the per share earnings.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation," contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996 for a discussion of the Company's financial condition as of December 31, 1996, including a discussion of the Company's anticipated liquidity and working capital requirements during 1997.


COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996.

Total revenues for the first quarter of 1997 were $2,403,591, which was an increase of $232,458 (10.7%) over the first three month of 1996. System and equipment sales increased $303,427 (19.9%) to $1,829,942 for the quarter. This increase was comprised of ATS Money Systems, Inc. (parent company) with an increase of $263,254 (33.6%) and Innovative Electronics, Inc., with an increase of $40,173 (5.4%). Maintenance revenues were $573,649 for the first quarter of 1997. This was a decrease of $70,969 (11.0%) from the prior year's first quarter and was primarily due to the loss of an equipment hardware maintenance contract after the first quarter of 1996.

Cost of equipment and system sales remained fairly constant at 41.7% of sales in the first three months of 1996 and 41.1% in the current period. Cost of maintenance increased from 40.0% of revenues in the first quarter of 1996 to 47.9% in the first three months of 1997 primarily due to a larger proportion of maintenance revenues attributable to ATS Money Systems, Inc. The costs attributable to ATS Money Systems, Inc. maintenance obligations is higher than such costs attributable to Innovative Electronics, Inc. maintenance obligations.

Selling, general and administrative expenses were $1,002,245 in the first quarter of 1997 compared to $962,310 in the comparable period of 1996. This is an increase of $39,935 (4.2%) and is comprised of a $10,575 increase at ATS Money Systems, Inc., and a $29,360 increase at Innovative Electronics, Inc. Most of the increase comes from salary and travel expenditures.

Interest income for the first quarter of 1997 was $14,265 compared to $3,684 in the first quarter of 1996. This increase of $10,581 (287.2%) was due to greater amounts available for investment, primarily due to prepayments by customers of their annual maintenance contracts.

As a result of the foregoing, the first three months of 1997 produced income before taxes of $389,307 compared to $318,724 in the first quarter of 1996. The provision for income taxes in the current quarter was $156,000, with an after tax profit of $233,307, compared to a tax provision of $121,000 and an after tax profit of $197,724 in the comparable three months of 1996.


Financial Condition

At March 31, 1997, cash and cash equivalents amounted to approximately $2,496,000 and, in addition, the Company did not have any outstanding borrowings. During the first three months of the year, many customers prepay their annual maintenance contracts which increases the Company's cash and, correspondingly, its deferred revenue liability.

In April 1997, First Union National Bank renewed a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has not drawn against this line of credit.






		PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits


     11. Computation of Per Share Earnings.


     27.  Financial Data Schedule.



(b) No reports on Form 8-K were filed during the quarter for which this report is filed.







				SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   					ATS Money Systems, Inc.
					                                      (Registrant)



___________May 5. 1997________________  ________________________________
      	     (Date)                        Gerard F. Murphy
				                                  	   Chief Executive Officer
				                                  	   President
					                                     (Principal Executive Officer)



___________May 5. 1997________________  ________________________________
       	     (Date)                        Joseph M. Burke
					                                      Vice President - Finance
					                                      (Principal Accounting and
					                                       Financial Officer)