Form 10QSB
period 1997-06-30
ATS MONEY SYSTEMS INC
filed 1997-08-13
CIK 828509

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				FORM 10-QSB


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
	_____________________________ TO _________________________________.


	Commission File Number:  0-17773


___________________________ATS Money Systems, Inc._______________________

   (Exact name of small business issuer as specified in its charter)


____________Nevada_____________ ___________13-3442314____________________

(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


25 Rockwood Place________Englewood, New Jersey________07631______________
  (Address of principal executive offices)          (Zip Code)


______________________201/894-1700_______________________________________
		(Issuer's telephone number)



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

As of August 13, 1997, - 5,791,911 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form  Yes _____ No __X__










Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

                    				ATS MONEY SYSTEMS, INC.
			                   CONSOLIDATED BALANCE SHEETS

                                         						  JUNE 30     DECEMBER 31
ASSETS:                                            1997         1996
					                                         	(UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                    $  1,487,521   $    308,138
 Trade accounts receivable, less allowance
  for doubtful accounts of $87,015 in 1997
  and $74,183 1996                               1,008.769      1,264,521
 Inventories                                       709,189        567,420
 Prepaid expenses and other current assets         180,315        219,922

 Total current assets                            3,385,794      2,360,001

PROPERTY - At cost:
 Office furniture                                   95,014         91,011
 Office machinery and equipment                    190,657        146,021

     Subtotal                                      285,671        237,032

    Less Accumulated depreciation                  123,121        102,432

     Property - net                                162,550        134,600

OTHER ASSETS:
 Software costs, less accumulated amortization
  of $681,570 in 1997 and $511,790 in 1996       1,276,782        908,586
 Deposits                                           50,677         50,677
                                          						 _________      _________

     Total other assets                          1,327,459        959,263


TOTAL                                          $ 4,875,803    $ 3,453,864

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                      $   157,838    $   148,921
 Accrued expenses                                  506,896        210,160
 Deferred revenue                                1,195,288        322,125
 Deferred income taxes                               4,732          4,732
 Other liabilities                                  77,157        161,963
                                   					       ___________     __________

     Total current liabilities                   1,941,911        847,901

LONG-TERM-Deferred Credit, less amortization of
   $81,985 in 1997 and $67,727 in 1996             203,181        217,440

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,891,911 shares issued
  at June 30, 1997 and December 31, 1996             5,892           5,892
 Additional paid-in capital                      2,374,397       2,374,397
 Accumulated earnings                              350,522           8,334
 Treasury stock - 100,000 shares at par value    (     100)     (      100)
                                           						__________      __________

     Total stockholders' equity                  2,730,711       2,388,523

                                          						___________    ___________

TOTAL                                           $ 4,875,803    $ 3,453,864
See notes to consolidated financial statements.










		                    	ATS MONEY SYSTEMS, INC.
		               CONSOLIDATED STATEMENTS OF OPERATIONS
	           THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
			                           (UNAUDITED)


                                      						 JUNE 30         JUNE 30
						                                        1997            1996

REVENUE:
 Equipment and systems sales                  $  1,470,626     $  1,517,522
 Equipment maintenance and service revenue         647,392          564,295

                                          						__________      ___________

     Total revenue                               2,118,018        2,081,817



COST AND EXPENSES:
 Cost of goods sold and service expense:
   Equipment and systems                           642,344         697,070
   Equipment maintenance and service               211,155         234,873
 Selling, general and administrative expenses    1,111,856         926,622
                                   					       ___________     ___________

     Total costs and expenses                    1,965,355       1,858,565

                                   					       ___________     ___________
INCOME FROM OPERATIONS                             152,663         223,252



INTEREST INCOME                                     18,218          16,188

                                   					      ____________    ____________

INCOME BEFORE INCOME TAXES                         170,881         239,440



INCOME TAXES                                        62,000          86,000


                                          						__________     ___________
NET INCOME                                    $    108,881     $   153,440



EARNING PER COMMON SHARE:
 Primary and fully diluted                            $.02            $.03


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    5,885,443       5,888,417

See notes to consolidated financial statements.











                         			ATS MONEY SYSTEMS, INC.
	                   	CONSOLIDATED STATEMENTS OF OPERATIONS
	                  SIX MONTH PERIODS JUNE 30, 1997 AND 1996
		                           	   (UNAUDITED)





                                         				 JUNE 30         JUNE 30
						                                         1997            1996
REVENUE:
 Equipment and systems sales                  $ 3,300,568      $ 3,044,037
 Equipment maintenance and service revenue      1,221,041        1,208,913

     Total revenue                              4,521,609        4,252,950




COSTS AND EXPENSES:
 Cost of goods sold and service expense:
  Equipment and systems                         1,394,065        1,332,890
  Equipment maintenance and service               485,738          492,836
 Selling, general and administrative expenses   2,114,101        1,888,932

     Total costs and expenses                   3,993,904        3,714,658




INCOME FROM OPERATIONS                            527,705          538,292



INTEREST INCOME                                    32,483           19,872

                                   					       __________       __________
INCOME BEFORE INCOME TAXES                        560,188          558,164


INCOME TAXES                                      218,000          207,000

                                   					       __________       __________
NET INCOME                                     $  342,188       $  351,164


EARNINGS PER COMMON SHARE:
 Primary and fully diluted                           $.06             $.06


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                    5,875,007        5,890,377

See notes to consolidated financial statements.





                			ATS MONEY SYSTEMS, INC.
	           	CONSOLIDATED STATEMENTS OF CASH FLOWS
	         SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
			                      (UNAUDITED)



                                      						 JUNE 30         JUNE 30
						                                         1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $  342,188       $  351,164
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                   176,210          100,330
  Changes in current assets and liabilities:
    Compensation expense recorded for common stock
     issued under Director Stock Plan                   0           50,198
   Trade accounts receivable - net                255,754       <   94,248)
   Inventories                                 (  141,769)          49,508
   Prepaid expenses and other assets               39,607       (   51,738)
   Accounts payable - trade                         8,917       (   70,302)
   Accrued expenses                               296,736       (   31,420)
   Deferred revenue                               873,163          947,695
   Other liabilities                           (   84,008)          46,201

      Net cash provided by operating activities 1,765,998        1,297,388


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development costs  (  537,976)      (  173,794)
 Additions to property                         (   48,639)      (   63,933)

                                   					       __________       __________
      Net cash used in investing activities    (  586,615)      (  237,727)


NET INCREASE IN CASH AND                        _________        _________
 CASH EQUIVALENTS                               1,179,383        1,059,661


CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              308,138          164,548


CASH AND CASH EQUIVALENTS, END OF PERIOD      $ 1,487,521       $1,224,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Income Taxes (Refunds)                      $ (   5,790)      $   90,000

See notes to consolidated financial statements.





			                       ATS MONEY SYSTEMS, INC.
		                Notes to Consolidated Financial Statements
			                          	  (Unaudited)
                           			 June 30, 1997




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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, and the results of its operations for the three month and six month periods ended
June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1996, to which reference is made. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

Certain prior year amounts have been reclassified in order to conform with the 1997 financial statement presentation.



Note 2 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.



Note 3  - Capitalized Software Costs

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. Amortization of computer software costs amounted to $169,780 and $97,268 for the six month periods ended June 30, 1997 and 1996, respectively, and $101,821 and $50,013 for the three month periods ended June
30, 1997 and 1996, respectively.


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


During 1996, the Company granted 48,501 incentive stock options (37,626 granted at $1.03125 per share and 10,875 granted at $1.1344 per share). Also during 1996, 16,117 options were exercised at a price of $.28125 per share.


At December 31, 1996, there were 207,295 options outstanding at prices ranging from $.28125 to $1.375 per share, of which 165,619 were then exercisable.


On February 14, 1997, the Company granted 34,000 incentive stock options at $.71 per share.


As of June 30, 1997, there were 236,795 options outstanding at prices ranging from $.28125 to $1.375 per share, of which 180,168 were then exercisable.


Director Stock Plan - In 1995, the Company adopted the 1995 Director
Stock Plan pursuant to which the Company's nonemployee directors, upon first being elected to the Board, are granted 10,000 shares of common stock, and thereafter, on each reelection, are granted options to purchase 5,000 shares of common stock with an exercise price equal to the fair market value of such shares as of the date of grant. In 1995, the nonemployee directors were granted 40,000 shares of common stock under this plan, all of which were issued during 1996. At the Annual Meeting held May 30, 1997, the stockholders approved an amendment to increase the annual grant of options to 10,000 shares. At June 30, 1997, there were 30,000 options outstanding at prices ranging from $.8281 to $.9109 per share, of which 9,999 were exercisable.


Common Stock Warrants - In connection with services to be rendered by an investment banker, as of April 7, 1997, the Company granted to the investment banker warrants to purchase 80,000 shares of common stock exercisable at $.75 per share, agreed to grant to the investment banker on April 8, 1998, warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share and, unless the agreement is canceled by the Company before April 8, 1999, agreed to grant to the investment banker on such date warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share. All of the warrants will expire on April 7, 2001, unless exercised prior thereto.







Note 7 - Commitments and Contingencies

At June 30, 1997, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through April 2000, requiring minimum rental payments as follows:

Year Ending December 31:


	1997 (balance of year)       $  153,433
	1998                            293,908
	1999                            132,705
	2000                             34,184

                     				     $  614,230



Note 8 - Earnings Per Common Share

For purposes of calculating earnings per common share, the Company used the weighted average number of shares of common stock outstanding during the year applied to the net income. The exercise of stock options (See
Note 6) was assumed in the calculation. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), "Earnings per Share", which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock.
The adoption of SFAS 128 is not expected to have a material effect on the Company's financial statements.



Note 9 - Other

In February 1997, FASB issued SFAS 129 "Disclosures of Information
About Capital Structure", which is effective for periods ending after December 15, 1997. In June 1997, FASB also issued SFAS 131 "Disclosure About Segments of an Enterprise and Related Information". This statement is effective for periods beginning after December 15, 1997. The Company has not fully assessed the impacts of the disclosure requirements of these statements. However, at this juncture, the Company does not believe these statements will have a significant effect on the financial statements.






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

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified as such because the context of the statement may include words such as the Company "believes," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, sales, liquidity and capital resources, and accounting matters. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Financial Condition" below and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as well as factors such as future economic conditions and economic conditions in the industries in which the Company's customers compete, a determination by the Company's customers to prolong their test cycles of the Company's equipment, software and software support services, a determination by the Company's customers to modify or change their underlying computer and cash reporting systems, acceptance by customers of the Company's products, changes in customer demand, legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.






COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996.


Total revenues for the first half of 1997 were $4,521,609, an increase of $268,659 (6.3%) over the first six months of 1996. System and equipment sales increased $256,531 (8.4%) to $3,300,568 for the half year. This increase was comprised of sales by ATS Money Systems, Inc. (parent company) which increased by $357,007 (19.1%) primarily as the result of a new software contract offset by a decrease of $100,476 (8.6%) at Innovative Electronics, Inc., resulting from fewer contracts in the comparable periods. Maintenance and service revenues were $1,221,041 for the first half of 1997. This was an increase of $12,128 (1.0%) from the prior year's first half.


Cost of equipment and system sales declined from 43.8% of sales in the first half of 1996 to 42.2% in the 1997 period due to revenues from a software license agreement, the costs of which are being amortized. Cost of maintenance and service decreased from 40.8% of revenues in the first half of 1996 to 39.8% in the first six months of 1997 primarily due to a favorable third party maintenance contract attributable to ATS Money Systems, Inc.

Selling, general and administrative expenses were $2,114,101 in the first half of 1997 compared to $1,888,932 in the comparable period of 1996. This is an increase of $225,169 (11.9%) and is primarily attributable to increases in employee incentives, commissions and travel.

Interest income for the first six months of 1997 was $32,483 compared to $19,872 in the first half of 1996. This increase of $12,611 (63.5%) was due to greater amounts available for investment, primarily due to prepayments by customers of their annual maintenance contracts.

Income taxes for the six months of 1997 were $218,000 compared to $207,000 for the same period of 1996. This $11,000 (5.3%) increase was due to higher taxable income in 1997.

As a result of the foregoing, the first six months of 1997 produced income before taxes of $342,188 compared to $351,164 in the first half of 1996.


FINANCIAL CONDITION

At June 30, 1997, the Company had working capital of $1,443,883 (a decrease of $68,217 from $1,512,100 at December 31, 1996) and cash and cash equivalents (including short-term investments) of $1,487,521 (as compared to cash and cash equivalents of $308,138 at December 31, 1996). During the first part of the year, many of the Company's customers prepay their annual maintenance contracts, which increases the Company's cash and correspondingly the Company's deferred revenue liability. At June 30, 1997, the Company did not have any outstanding borrowings. The Company's invested funds consist primarily of certificates of deposit and bankers acceptances.

During the first six months of 1997, operating activities provided $1,765,998 of net cash, primarily from prepayment of equipment maintenance and service fees and income from operations, and investing activities used $586,615 of net cash primarily for the capitalization of software development costs.



In April 1997, First Union National Bank renewed a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has not drawn against this line of credit.

The Company believes that its current working capital, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the foreseeable future.

The Company leases its facilities. As of June 30, 1997, the Company had no material commitments for capital expenditures.



COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996.


Total revenues for the three month period ended June 30, 1997 were $2,118,018 compared to $2,081,817 for the 1996 quarter. This was an increase of $36,201 (1.7%). Equipment and systems sales declined from $1,517,522 in the second quarter of 1996 to $1,470,626 in the 1997 quarter. This decrease of $46,896 (3.1%) was comprised of a $140,649 (32.8%) sales decline at Innovative Electronics, Inc. offset by an increase of $93,753 (8.6%) from the parent company. Both changes being the result of different software contracts in the comparable periods. Maintenance revenue for the three months ended June 30, 1997 was $647,392, an increase of $83,097 (14.7%)
over the 1996 quarter primarily due to the reinstatement of a maintenance contract with a major customer.


Cost of equipment and system sales declined from 45.9% of sales in the second quarter of 1996 to 43.7% in the 1997 quarter due to revenues in 1997 from a software license agreement, the costs of which are being amortized. Maintenance costs declined from 41.6% of revenue in the three months ended June 30, 1996 to 32.6% in the 1997 quarter primarily due to a favorable short term contract in 1997 with a third party maintenance provider.


Selling, general and administrative expenses were $1,111,856 for the second quarter of 1997 vs. $926,622 in the 1996 quarter. This increase of $185,234 (20.0%) is attributable to an increase in the provision for employee incentives, an increase in the reserve for bad debts and increased software amortization.


Interest income for the second quarter of 1997 was $18,218 compared to $16,188 in the comparable period of 1996. This increase of $2,030 (12.5%) was primarily due to greater amounts available for investment, primarily due to prepayments by customers of their annual maintenance contracts.


The income tax provision in 1997 was $24,000 (27.9%) lower due to lower income from operations.


As a result of the foregoing, the net income for the three months ended June 30, 1997 was $108,881 which was $44,559 (29.0%) lower than the three months ended June 30, 1996.



			PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's 1997 Annual Meeting of Stockholders was held on May 30, 1997 at The Clinton Inn Hotel, 145 Dean Drive, Tenafly, New Jersey. At the meeting, 5,445,429 shares were present in person or by proxy. At the meeting, each of the four incumbent directors of the Company who had been nominated by the Board of Directors for re-election as a director of the Company was re-elected as a director. The votes cast were as follows:

Name of Nominee         Votes Cast For          Votes Withheld

A. Paul Cox, Jr.         5,403,679                  51,750
Gerard F. Murphy         5,397,079                  58,350
Fred Den                 5,401,679                  53,750
Thomas J. Carey          5,403,679                  51,750

At the meeting, three additional proposals were voted upon as follows:


(a) Proposal to amend and restate the Company's Common Stock Incentive Plan was approved by the stockholders with 5,266,429 shares voting in favor, 126,025 shares voting against and 15,750 shares abstaining.


(b) Proposal to amend the Company's 1995 Director Stock Plan was approved by the stockholders with 5,291,222 shares voting in favor, 136,257 shares voting against and 20,075 shares abstaining.


(c) Proposal to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 1997 was approved by the stockholders with 5,386,079 shares voting in favor, 48,300 shares voting against and 21,050 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10.(a) Agreement for Software License between ATS Money Systems, Inc., and Dayton-Hudson Corporation, dated April 15, 1997.


     10.(b)  Agreement between ATS Money Systems, Inc., and
	     M. H. Meyerson & Co., Inc., dated April 7, 1997..


     11. Computation of Per Share Earnings.


     27.  Financial Data Schedule.



(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                          				SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 					ATS Money Systems, Inc.
						                                (Registrant)




___________August 13,  1997 _______     _______________________________
     	     (Date)                        Gerard F. Murphy
					                                    Chief Executive Officer
					                                    President
					                                    <Principal Executive Officer)


___________August 13,  1997 _______     _______________________________
    	       (Date)                      Joseph M. Burke
                                					   Vice President - Finance
					                                   (Principal Accounting and
					                                   Financial Officer)