Form 10QSB
period 1997-09-30
ATS MONEY SYSTEMS INC
filed 1997-11-12
CIK 828509

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				  FORM 10-QSB



(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
	PERIOD ENDED SEPTEMBER 30,  1997.



( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
	PERIOD FROM _________________ TO _________________.



	Commission File Number:  0-17773



___________________________ATS Money Systems, Inc._______________________
    (Exact name of small business issuer as specified in its charter)



____________Nevada_________________   ___________13-3442314______________
    (State or other jurisdiction of  (I.R.S. Employer Identification No.)
     incorporation or organization)



    25 Rockwood Place________Englewood, New Jersey________07631___________
     (Address of principal executive offices)          (Zip Code)



___________________________201/894-1700___________________________________
			(Issuer's telephone number)



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


As of  November 11, 1997, - 5,803,911 shares of common stock,
$.001 par value.


Transitional Small Business Disclosure Form  Yes _____  No __X__




Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

			   ATS MONEY SYSTEMS, INC.
			 CONSOLIDATED BALANCE SHEETS

					 SEPTEMBER 30    DECEMBER 31
ASSETS:                                       1997            1996
					   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                $ 1,255,757      $  308,138
 Trade accounts receivable, less
 allowance for doubtful accounts
 of $87,015 in 1997 and $74,183 in 1996       787,666       1,264,521
 Inventories                                  703,979         567,420
 Prepaid expenses and other current assets     99,436         219,922

      Total current assets                  2,846,838       2,360,001


PROPERTY - At cost:
 Office furniture                              95,994          91,011
 Office machinery and equipment               214,766         146,021
									    _________        ________

      Subtotal                                310,760         237,032



   Less Accumulated depreciation              133,443         102,432
									    _________       _________

      Property - net                          177,317         134,600


OTHER ASSETS:
 Software costs, less accumulated
  amortization of $769,557 in 1997
  and $511,790 in 1996                      1,432,510         908,586
 Deposits                                      54,677          50,677
					   __________       _________

      Total other assets                    1,487,187         959,263


TOTAL                                     $ 4,511,342     $ 3,453,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                 $    14,744     $   148,921
 Accrued expenses                             724,563         210,160
 Deferred revenue                             795,509         322,125
 Deferred income taxes                          4,732           4,732
 Other liabilities                             72,147         161,963

					   __________      __________

      Total current liabilities             1,611,695         847,901

LONG-TERM-Deferred Credit, less
 amortization of $89,113 in 1997
 and $67,727 in 1996                          196,054         217,440


STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,891,911 shares issued
  at September 30, 1997, and 5,903,911 at
  December 31, 1996                             5,904           5,892
 Additional paid-in capital                 2,377,760       2,374,397
 Accumulated earnings                         320,029           8,334
 Treasury stock - 100,000 shares at par
  value                                    (      100)   (        100)
					  ___________     ___________

	Total stockholders' equity          2,703,593       2,388,523
					  ___________     ___________

TOTAL                                    $  4,511,342     $ 3,453,864

See notes to consolidated financial statements.




			ATS MONEY SYSTEMS, INC.
		  CONSOLIDATED STATEMENTS OF OPERATIONS
	    THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
			      (UNAUDITED)


					   SEPTEMBER 30    SEPTEMBER 30
					      1997            1996


REVENUE:
 Equipment and systems sales               $ 1,266,760     $ 1,177,971
 Equipment maintenance and service revenue     628,667         561,392
					    __________      __________

	Total revenue                        1,895,427       1,739,363



COST AND EXPENSES:
 Cost of goods sold and service expense:
  Equipment and systems                        649,975         609,320
  Equipment maintenance and service            266,783         227,211
 Selling, general and administrative
   expenses                                  1,035,477         891,674

					    __________      __________

	Total costs and expenses             1,952,235       1,728,205

					   ___________      __________
INCOME(LOSS)FROM OPERATIONS                  (  56,808)         11,158


INTEREST INCOME                                 16,318          13,363

					   ___________      __________
INCOME(LOSS)BEFORE INCOME TAXES              (  40,490)         24,521


INCOME TAX (BENEFIT) PROVISION               (  10,000)         11,000

					   ___________     ___________
NET INCOME (LOSS)                          $ (  30,490)    $    13,521


EARNING (LOSS) PER COMMON SHARE:
 Primary and fully diluted                  (     $.01)           $.00


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                5,797,911       5,776,486


See notes to consolidated financial statements.



			ATS MONEY SYSTEMS, INC.
		  CONSOLIDATED STATEMENTS OF OPERATIONS
	    NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
			      (UNAUDITED)

					   SEPTEMBER 30    SEPTEMBER 30
					      1997            1996


REVENUE:
 Equipment and systems sales               $ 4,567,328     $ 4,222,008
 Equipment maintenance and service revenue   1,849,708       1,770,305

					     _________       _________

	Total revenue                        6,417,036       5,992,313


COSTS AND EXPENSES:
 Cost of goods sold and service expense:
  Equipment and systems                      2,044,040       1,942,210
  Equipment maintenance and service            752,521         720,047
 Selling, general and administrative
  expenses                                   3,149,578       2,780,606


	Total costs and expenses             5,946,139       5,442,863

					   ___________      __________
INCOME FROM OPERATIONS                         470,897         549,450


INTEREST INCOME                                 48,801          33,235

					    __________       _________
INCOME BEFORE INCOME TAXES                     519,698         582,685


INCOME TAXES                                   208,000         218,000
					    __________      __________

NET INCOME                                 $   311,698     $   364,685


EARNINGS PER COMMON SHARE:
 Primary and fully diluted                        $.05            $.06


WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                 5,793,911       5,774,187


See notes to consolidated financial statements.



			ATS MONEY SYSTEMS, INC.
		CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
			   (UNAUDITED)

					   SEPTEMBER 30    SEPTMBER 30
					      1997            1996


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                $    311,698    $   364,685
 Adjustments to reconcile net income
  to cash provided by (used in) operating
  activities:
  Depreciation and amortization                 267,392        155,188
  Changes in current assets and liabilities:
    Compensation expense recorded for common
     stock issued under Director Stock Plan           0         50,000
  Trade accounts receivable - net               476,856        278,211
  Inventories                                (  136,559)       119,914
  Prepaid expenses and other assets             116,486     (  284,184)
  Accounts payable - trade                   (  134,177)    (   58,060)
  Accrued expenses                              514,403        276,444
  Deferred revenue                              473,384        453,382
  Other liabilities                          (   89,818)    (   48,242)
											       ___________   ___________

   Net cash provided by operating activities  1,799,665      1,307,338

					    ___________     __________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development
  costs                                      (  781,693)    (  285,724)
 Additions to property                       (   73,728)    (   76,538)

					     __________     __________
   Net cash used in investing activities     (  855,421)    (  362,262)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options:                      3,375            195

					      _________     __________

   Net cash provided by financing activities      3,375            195

					      _________     __________


NET INCREASE IN CASH AND CASH EQUIVALENTS       947,619        945,271


CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            308,138        164,548

					     __________      _________

CASH AND CASH EQUIVALENTS, END OF PERIOD    $ 1,255,757    $ 1,109,819


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:

  Income Taxes (Refunds)                    $ (   5,790)   $   328,234

See notes to consolidated financial statements.



			  ATS MONEY SYSTEMS, INC.
		Notes to Consolidated Financial Statements
			     (Unaudited)
			  September 30, 1997


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


In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, and the results of its operations for the three month and nine month periods ended September 30, 1997 and 1996 and its cash flows for the nine month periods ended September 30, 1997 and 1996. Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1996, to which reference is made. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


Certain prior year amounts have been reclassified in order to conform with the 1997 financial statement presentation.


Note 2 - Inventories


Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.



Note 3  - Capitalized Software Costs


The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. Amortization of computer software costs amounted to $257,768 and $152,157 for the nine month periods ended September 30, 1997 and 1996, respectively, and $87,988 and $54,889 for the three month periods ended September 30, 1997 and 1996, respectively.



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


As of September 30, 1997, there were 221,628 options outstanding at prices ranging from $.28125 to $1.375 per share, of which 168,168 were then exercisable.


Director Stock Plan - In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which the Company's nonemployee directors, upon first being elected to the Board, are granted 10,000 shares of common stock, and thereafter, on each reelection, are granted options to purchase 5,000 shares of common stock with an exercise price equal to the fair market value of such shares as of the date of grant. In 1995, the nonemployee directors were granted 40,000 shares of common stock under this plan, all of which were issued during 1996. At the Annual Meeting held May 30, 1997, the stockholders approved an amendment to increase the annual grant of options to 10,000 shares. At September 30, 1997, there were 30,000 options outstanding at prices ranging from $.8281 to $.9109 per share, of which 9,999 were exercisable.


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



Note 7 - Commitments and Contingencies


At September 30, 1997, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through April
2000, requiring minimum rental payments as follows:

Year Ending December 31:


	1997 (balance of year)    $ 76,979
	1998                       305,325
	1999                       142,158
	2000                        37,469

				  $561,931


Note 8 - Earnings Per Common Share


For purposes of calculating earnings per common share, the Company used the weighted average number of shares of common stock outstanding during the year applied to the net income. The exercise of stock options (See Note 6) was assumed in the calculation. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), No. 128 "Earnings per Share", which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The adoption of SFAS 128 is not expected to have a material effect on the Company's financial statements.



Note 9 - Other


In February 1997, FASB issued SFAS 129 "Disclosure of Information about Capital Structure", which is effective for periods ending after December 15, 1997. In June 1997, FASB also issued SFAS 131 "Disclosure about Segments of an Enterprise and Related Information". This statement is effective for periods beginning after December 15, 1997. The Company has not fully assessed the impacts of the disclosure requirements of these statements. However, the Company does not believe these statements will have a significant effect on the financial statements.


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



This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified as such because the context of the statement may include words such as the Company "believes," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, sales, liquidity and capital resources, and accounting matters. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Financial Condition" below and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as well as factors such as future economic conditions and economic conditions in the industries in which the Company's customers compete, a determination by the Company's customers to prolong their test cycles of the Company's equipment, software and software support services, a determination by the Company's customers to modify or change their underlying computer and cash reporting systems, acceptance by customers of the Company's products, changes in customer demand, legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.






COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 (THE "1997 PERIOD") TO THE NINE MONTHS ENDED
SEPTEMBER 30, 1996 (THE "1996 PERIOD").


Total revenues for the 1997 Period were $6,417,036, an increase of $424,723 (7.1%) over the 1996 Period. System and equipment sales increased $345,320 (8.2%) to $4,567,328 for the 1997
Period. Sales by ATS Money Systems, Inc. (parent company) increased by $491,867 (17.6%) during the 1997 Period and a portion of such increase was attributed to a new software contract. This increase was offset by a decrease of $146,547 (10.3%) at Innovative Electronics resulting from fewer contracts in the 1997 Period. Maintenance and service revenues were $1,849,708 for the 1997 Period. This was an increase of $79,403 (4.5%) from the 1996 Period.


Cost of equipment and system sales declined from 46.0% of sales in the 1996 Period to 44.8% in the 1997 Period due to revenues from a software lease agreement, the cost of which are being amortized over five years. Cost of maintenance and service remained constant at 40.7% of revenues in both periods.


Selling, general and administrative expenses were $3,149,578 for the 1997 Period compared to $2,780,606 in the 1996 Period. This was an increase of $368,972 (13.3%) and was primarily attributable to increased software amortization of new products, increased personnel costs due to additional customer service positions at Innovative Electronics and a provision for employee incentives. Also, outside consultants were used for business evaluation purposes.


Interest income for the 1997 Period was $48,801 compared to $33,235 in the 1996 Period. This increase of $15,566 (46.8%)
was due to greater amounts available for investments, primarily due to prepayments by customers of their annual maintenance contracts.


Income taxes were $208,000 for the 1997 Period compared to $218,000 for the 1996 Period. This decrease of $10,000 (4.6%) was due to less income from operations.


As a result of the foregoing, net income after taxes was $311,698 for the 1997 Period compared to $364,685 for the 1996
Period.


COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 (THE "1997 QUARTER") TO THE THREE MONTHS
ENDED SEPTEMBER 30, 1996 (THE "1996 QUARTER").


Total revenues for the 1997 Quarter were $1,895,427 compared to $1,739,363 for the 1996 quarter. This was an increase of $156,064 (9.0%) primarily caused by an increase at ATS Money Systems (parent company) of $134,860 (14.6%) in systems sales partially offset by a $46,071 (18.3%) decline at Innovative Electronics, Inc. Also contributing to this increase was a $67,275 (12.0%) increase in maintenance and service revenue from the 1996 quarter.


Cost of equipment and system sales remained fairly constant in both periods with costs being 51.3% of sales in the 1997 Quarter and 51.7% in the 1996 Quarter. Cost of maintenance increased in the comparable periods from 40.5% in 1996 to 42.4% in 1997 primarily due to a contract with a new third party maintenance provider.


Selling, general and administrative expenses were $1,035,477 for the 1997 Quarter compared to $891,674 for the 1996 Quarter.
This increase of $143,803 was primarily due to the use of outside consultants for business evaluation purposes, additional staffing at Innovative Electronics, Inc., a provision for employee incentives and amortization of a new software product.


Interest income for the 1997 Quarter was $16,318 compared to $13,363 in the 1996 Quarter. This increase of $2,955 (22.1%) was primarily due to greater amounts available for investment primarily from customers prepaying their annual maintenance contracts.


Due to an operating loss, the income tax benefit was $10,000 in the 1997 Quarter compared to an $11,000 expense in the 1996
Quarter.


As a result of the foregoing, there was a net loss of $30,490 in the 1997 Quarter compared to a $13,521 net profit in the 1996
Quarter.




FINANCIAL CONDITION


At September 30, 1997, the Company had working capital of $1,235,143 (a decrease of $276,957 from $1,512,100 at December
31, 1996) and cash and cash equivalents (including short-term investments) of $1,255,757 as compared to cash and cash equivalents of $308,138 at December 31, 1996. At September 30, 1997, the Company did not have any outstanding borrowings. The Company's invested funds consist primarily of certificates of deposit and bankers acceptances.


During the first nine months of 1997, operating activities provided $1,799,665 of net cash, primarily from profits before depreciation and amortization as well as payments to certain vendors being deferred until future months. Investing activities used $855,421 of net cash primarily for software development costs.


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


The Company leases its facilities. As of September 30, 1997, the Company had no material commitments for capital expenditures.




			PART II - OTHER INFORMATION


 Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

      10.(a)   Agreement between ATS Money Systems, Inc., and
	       Vanstar Corporation dated September 1, 1997.

      11.      Computation of Per Share Earnings.

      27.      Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   ATS Money Systems, Inc.
					   (Registrant)


___________November 11,  1997________       ___________________________
		(Date)                       Gerard F. Murphy
					     Chief Executive Officer
					     President
					     (Principal Executive Officer)

___________November 11,  1997________       ____________________________
		(Date)                       Joseph M. Burke
					     Vice President - Finance
					     (Principal Accounting and
					       Financial Officer)





</TEXT)