Form 10KSB
period 1997-12-31
ATS MONEY SYSTEMS INC
filed 1998-03-30
CIK 828509

U.S. SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON,  D.C. 20549
			      FORM 10-KSB
(Mark One)
[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 1997

  [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________ to __________

		Commission file number 0-17773

		    ATS MONEY SYSTEMS, INC.

	 (Name of small business issuer in its charter)

		Nevada                    13-3442314
       (State or other jurisdiction of    (I.R.S.employer
	incorporation or organization)    identification No.)

	    25 Rockwood Place, Englewood, New Jersey 07631
	   (Address of principal executive offices) (Zip code)

	       Issuer's telephone number: (201) 894-1700

     Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act:

		      Common Stock, $.001 par value
		      (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO_

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $9,745,416

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

     Approximately $2,133,000 based on the average of the high bid price $ 29/32 and low asked price $1.00 published by the National Quotation Bureau Inc. on March 6, 1998.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 6, 1998 - 5,822,731 shares of
Common Stock, $.001 par value.

	  DOCUMENTS  INCORPORATED  BY  REFERENCE

     1998 definitive proxy statement to be filed with the Commission - incorporated by reference into Part III.
Transitional Small Business Disclosure Format:  Yes ; No X

     This Annual Report on Form 10-KSB contains, in addition to historical information, certain forward-looking statements that may involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 - "Description of Business", Item 6 - "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Annual Report, as well as general economic conditions, economic conditions in the industries in which the Company's customers compete, a determination by the Company's customers to prolong the test cycles of the Company's equipment, software and software support services and a determination by the Company's customers to modify or change their underlying computer and cash reporting systems. The Company undertakes no obligation to release publicly the results of any revisions to its forward-looking statements that may be made in this Annual Report to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of other unanticipated events.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

ATS Money Systems, Inc. ("ATS"), with Innovative
Electronics, Incorporated ("IEI"), a wholly-owned subsidiary (collectively, the "Company"), is engaged in the development, sale and service (i) of currency counting systems and equipment for department and chain stores' cash offices and bank commercial vaults, and (ii) of specialized information communications systems primarily used by chain stores. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. The Company was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.

     In August 1994, the Company, through IEI (which was formed for such purpose), acquired the business and substantially all of the assets of Innovative Electronics, Incorporated. Based in Miramar, Florida, IEI is engaged in the business of marketing hardware and software products designed by IEI or its predecessor to permit the exchange of pricing, product and other information among stores within a chain and between such stores and the stores' headquarters.

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

The principal products sold by the Company during 1997 were its CP-3000 Retail Cash Office Management System, its CP-2000 Deposit/Register Verification System and its newly developed CP-4000 Retail Cash Office Management System, which products accounted for approximately 58% of the Company's 1997 equipment and systems sales, and an IEI communications product, the StoreComm ISP and its related hardware, which accounted for approximately 15% of the Company's 1997 equipment and systems sales. The Company also sells various types of currency/document counters and dispensers.

ATS CP-2000 Deposit/Register Verification System

The CP-2000 System is an integrated system consisting of a computer, a currency counter, one or more peripherals and a proprietary software system, which provides an alternative to performing manual record keeping of cash receipts and transfers, and is used primarily by banks and retail establishments. The CP-2000 System, using an IBM-PC or compatible computer, interfaces with the Company's currency counters to speed up counting, tally various accounts, maintain period-to-date totals, maintain records and automatically prepare and print various management reports as a by-product of the counting operation. The CP-2000 System's software is readily modifiable to fit the particular needs of a user and can be upgraded. All information is captured on diskette or fixed disk which assists in generating historical account analysis for management.

     The CP-2000 System is designed for operators with little or no prior computer experience. Its appeal to management is based on the significant labor savings which can be achieved through the automation of the counting and reporting functions. If the user does not have an IBM-PC or compatible computer and the associated currency counting equipment to use the CP-2000 System, the Company can furnish all of the necessary equipment. The CP-2000 System varies in price depending upon the hardware configuration and the specific application software used.

ATS PowerVault Cash Vault Management System

The PowerVault System was developed to provide a more comprehensive solution for the requirements of larger banks. The PowerVault System utilizes LAN technology and software such as Microsoftu Windowsu and Microsoft Access.
While the PowerVault System retains all of the benefits to users of the CP-2000 System, it is designed to provide a significant increase in control over, and accountability for, funds as they move within the cycle of a vault. In addition, the PowerVault System offers the capability of providing reports, in hard copy or file, to customers as soon as their deposits have been processed. The PowerVault System uses a combination of work stations with application software providing different functions for the various steps in vault processing. Because the requirements of each vault differ to some degree, the number of work stations and the price of the total system fluctuates substantially.

ATS CP-3000 Retail Cash Office Management System

The CP-3000 System was developed for the retail industry in response to the trend of using a UNIX operating system in store operations. Application software for the CP-3000 System is loaded into a central in-store processor (an "ISP"), thereby eliminating the need for stand-alone computers and, in their place, using low-cost ASCII terminals. The software for the CP-3000 System is written in C language, which allows it to be used in a stand-alone PC, a PC emulating a terminal or an ASCII terminal connected to the host ISP, thereby making the system suitable for retailers using UNIX or other operating systems. The CP-3000 System utilizes advanced software screen managers. It is intended to offer the user greater flexibility and to provide the Company with the ability to offer custom applications without extensive code writing. The Company believes that this feature enables the CP-3000 System to be more competitive without eroding profit margins. The selling price of the CP-3000 System varies substantially depending upon the specific requirements of the customer for hardware, software and peripherals.

CP-4000 Retail Cash Office Management System

The CP-4000 System was developed in order to allow the Company to take advantage of the significant marketing effort being made by Microsoft Corporation to promote its Windows 95 and Windows NT operating systems. The CP-4000
System is written in native NT code and incorporates all of the features of the CP-3000 System with the added advantage of dual processing capability. The dual processing capability allows two applications to be run at the same time, with the labor expended being no more than would have been used for a single application. A good example of this capability is the ATS Powerencoding application being run simultaneously with the retail register settlement application with no additional labor expended.

StoreComm2000

The StoreComm2000 product suite, designed for the retail environment is a distributed processing system that provides transaction data processing in the retail stores and at the data center. StoreComm2000 is comprised of three subsystems: StoreComm/Host and StoreComm/ISP, which are interrelated components, and StoreComm/POS.

StoreComm/Host - The StoreComm/Host product is a set of software applications that run on the retail data center host processor, typically IBM mainframe, AS/400 or Tandem. StoreComm/Host allows retailers to configure, manage and control their store network, from the central host site. This system facilitates the transfer of data between corporate headquarters and the retail stores within the chain, PLU (price look-up) management, credit authorization, and the ability to make real-time inquiries on store level information.

StoreComm/ISP - The StoreComm/ISP is an in-store processing software package that resides in each store in the retail chain, to which all POS terminals are networked. This software (and optional IEI communications hardware/printed circuit board) runs on an Intel-based PC with a Pentiumu or higher processor. Several operating environments are supported, including UNIXu, DOS and Windows NTu which was completed in 1997. StoreComm/ISP is the in-store control point and each store's information gateway between the POS and the data center host. The StoreComm/ISP monitors and collects all the POS transactions as they occur and processes this data into useful reports. In addition, StoreComm/ISP can provide the POS terminals and other networked devices with access to added functionality, such as, credit verification, price look-up, e-mail, layaway and gift certificate tracking. During 1997, IEI completed development and installed its first Windows NT based StoreComm/ISP in a major, mid-west US based retail chain. This installation consists of 54 ISPs supporting over 4200 POS terminals throughout the chain. Prior to upgrading to Windows NT, this retail chain, since 1991, used the DOS version of the StoreComm/ISP.

StoreComm/POS - StoreComm/POS is the point-of-sale software transaction set that runs on the POS terminals. The StoreComm/POS is designed to run on a variety of terminal types, including all PC-based POS, such as NCR, IBM and Fujits-ICL, as well as some older non-PC-based POS terminals. The StoreComm/POS software uses a CRT as its display to provide the cashier with a full-screen menu-driven interface and utilizes a function key oriented keyboard. An optional feature of the StoreComm/POS is the application and development test tool, which allows the retailer to customize the software and automate testing of modifications made.

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

In the first quarter of 1997, the Company introduced an electronic scale, the ATS-601, for weighing currency and coins. The ATS-601 does the work of a friction feed currency counter and a coin counter at the approximate cost of only one of those units. As a result, the user benefits through a reduction in capital expenditure, as well as a reduction in annual maintenance since the ATS-601 has no mechanical parts to wear or be re-adjusted.

The ATS-5000 Automated Telephone Cash Ordering
System, like the CP-2000 System, is an integrated system which allows coin and currency orders to be taken automatically over the telephone. With the ATS-5000 System, the caller placing the order enters all necessary information with the telephone keypad, thereby eliminating the personnel formerly needed to answer the telephone and write the order. After an order is placed, the ATS-5000 System prepares all of the various reports and documents necessary for picking, packing and shipping the order. The document needed to charge the account placing the order also is prepared. The ATS-5000 System answers the phone in a friendly, natural voice, repeats the amount of each item ordered and informs the caller of the total amount of the order when it is completed. Upon completion, the caller is also given an order confirmation number. The ATS-5000 System can service multiple callers simultaneously, process standard orders automatically and prepare a variety of management reports. As a result, the ATS-5000 System utilizes less labor and eliminates the possibility of transcribing errors.

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

The Company's maintenance contracts usually are for a maximum of one year, generally commence at the beginning of the calendar year and are prepaid in full at such time. The Company retains ownership of all service contracts with its customers, which are priced to return a profit to the Company.

Marketing

The Company believes that the immediate market for its products are those businesses that handle large amounts of cash on a daily basis, such as banks, retail chain stores and department stores. The Company is an established supplier of currency counting and control systems and equipment and, since its acquisition of IEI, has begun to establish itself as a supplier of hardware and software systems designed to permit the exchange of data among stores within a chain. The Company's users include major banks in the United States as well as national and regional armored car operators. In the retail industry, the Company's customers include Bergdorf-Goodman, T.J. Maxx, Target Stores, The Home Depot, Lowe's Companies, Inc., Ames Department Stores, Carson Pirie Scott & Co. and Kohls department stores.

In general, because of the nature of the Company's products, a large potential customer will normally place a small order for the Company's products for testing in one or several locations. If testing meets the customer's criteria, the customer will generally order a large quantity of product for installation throughout its locations and, thereafter, will order decreasing quantities to complete installation at smaller or newly established locations. As a result, a large customer one year may not be a significant customer the following year. During 1997, The Home Depot, Target Stores and T.J. Maxx accounted, in the aggregate, for approximately half of the Company's total revenues, with no other customer accounting for more than 9% of the Company's total revenues. The Company's bank sales are not seasonal, but its sales to retailers generally occur during the first three quarters of each year.

Since 1984, the Company has marketed its products on a national basis, primarily by its own employees, supervised by the Company's executive officers. Although the Company expects that a high percentage of its future sales will continue to be made by its own employees, the Company continues to review potential strategic alliances and, should an opportunity arise, the Company may take advantage of the sales potential available through the formation of strategic business alliances with larger companies engaged in the sale of complementary products and services.

The Company's sales staff is organized into a territory sales group, a national accounts sales group for retail cash office systems sales, and a POS and communications systems solutions sales group. This structure is designed to assure coverage of the banking industry, which is comprised of local or regional organizations, and the retail industry, which is essentially controlled by chain organizations with headquarters control over systems and purchasing. The territory sales group is responsible for direct sales to banks and independent retail operations within a specific geographical area in which the representative is assigned. This group also would serve to support the sales efforts of sales representatives of those organizations with which the Company may form a strategic business alliance. The national accounts sales group is headquartered at the Company's offices in New Jersey and is responsible for retail cash office systems sales to chain stores with centralized management and purchasing. The POS and communications systems solutions sales group is headquartered at IEI's offices in Miramar, Florida, and is responsible for the sale of POS and communications products to chain stores. The Company's sales staff receives a base salary plus commissions.

IEI has established business alliances with several major vendors within the retail industry, namely IBM, NCR, and Fujitsu/ICL, as well as non-industry specific vendors, including Microsoft, Oracle, SCO and Tandem. Through these relationships, IEI has had access to low-cost or free hardware and software for development purposes, as well as sales and marketing programs to strengthen market position.

The Company participates in industry conferences such as the National Retail Federation ("NRF") Annual Conference, the NRF Retail Informations Systems Conference, the Retail Systems Conference and Exhibition, the National Association of Convenience Stores, Food Service Technology and the Food Marketing Institute's Marketechnics Conference. In addition, the Company conducts a small number of private shows in selected cities.

Product Development and Enhancement

The Company's software systems are proprietary .
Since its inception, the Company has continue to develop and enhance its proprietary software systems to automate cash processing. During 1997 and 1996, the Company spent approximately $984,000 and $505,000, respectively, to enhance its proprietary software systems.

The Company relies on the complexity of its proprietary software systems and its licensing agreements to protect its computer software coding.

Manufacturing, Distribution and Proprietary Rights

The Company does not manufacture any of the equipment it sells, although some equipment and components are manufactured exclusively for the Company. Some of the equipment sold by the Company is distributed exclusively by the Company in the United States. Other equipment is purchased from the manufacturer with the Company's label and still other equipment is distributed with the manufacturer's label on a non-exclusive basis by the Company.

Other than the printed circuit boards used in conjunction with the StoreComm ISP, which circuit boards are proprietary and manufactured to the Company's specifications, substitute equipment for use in the Company's systems is obtainable by the Company from other sources.

Employees

As of March 1, 1998 the Company had 53 full-time employees, 19 of whom are at IEI. Eleven of the Company's employees are executive and administrative personnel, twelve are systems software development personnel, eleven are customer software support personnel, nine are customer hardware support personnel and ten are sales and marketing personnel. The Company's employees are covered by a comprehensive medical and major medical plan, and receive life insurance and long-term disability benefits. The Company is not a party to any collective bargaining agreement and considers its employee relations to be satisfactory.

It is the Company's practice to require its marketing employees to sign a non-compete agreement which restricts the employee, following the employee's termination of employment, from competing with the Company for a six-month period in any territory where the employee represented the Company or with respect to any of the employee's former accounts. It also is the Company's practice to require its technical employees to sign a confidentiality agreement.

From time to time, the Company utilizes the services of independent consultants to provide computer systems analysis and software design and support. It is the Company's practice to retain all rights to the work product created for the Company by such consultants.

Competition

The Company's business is highly competitive.
There are other manufacturers and distributors of systems and equipment, similar to the systems and equipment marketed by the Company, who are larger than the Company and possess substantially greater resources than the Company. The Company believes that most of its competitors generally sell products which are rigid in their application and not suitable for all retail operations. The Company, on the other hand, generally customizes its products to fit a customer's specific needs. As a result, the Company believes that its products currently offer a more flexible and comprehensive solution than its competitors' products.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company leases approximately 8,350 square feet in a four story brick building in Englewood, New Jersey at a current annual rental of $171,438 (subject to increases for real estate taxes and utility costs), for a term ending December 15, 1998 which, at the option of the Company, may be extended for an additional five years. Approximately 50 percent of the space is used for executive and sales offices, approximately 20 percent is used for storage and approximately 30 percent is used for testing and development of the Company's products. The Company also leases approximately 900 square feet of space in Englewood, New Jersey, used for storage and depot service, at a current annual rental of $9,000 for a term ending November 23, 2000.

IEI leases approximately 12,500 square feet in a contemporary office park in Miramar, Florida at a current annual rental of $129,928 (subject to increases for real estate taxes and utility costs), for a term ending April 30, 2000.

The Company considers its facilities suitable and adequate for its present use.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

No matter was submitted to a vote of security holders of the Company during the fourth quarter of its 1997 fiscal year.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) Market Information. The following table sets forth the quarterly high and low bid prices, as reported in the "pink sheets" published by the National Quotation Bureau Inc., for the two years ended December 31, 1997. The quotations reported represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

1997 Calendar Year              High Bid                        Low Bid
 1st Quarter                     $ 3/4                           $ 15/32

 2nd Quarter                      13/16                            11/16

 3rd Quarter                      15/16                             3/4

 4th Quarter                     1-1/8                             25/32

 1996 Calendar Year              High Bid                        Low Bid

 1st Quarter                     $1-1/4                          $  7/8

 2nd Quarter                      1-3/8                            1

 3rd Quarter                      1-3/8                            1

 4th Quarter                      1                                 7/16

(b) Holders. As of March 6, 1998, the Company had approximately 400 holders of record of Common Stock, including Cede & Co. which held 1,911,354 shares of Common Stock as nominee for a number of securities brokers. Bulletin Board Market Makers maintaining a market in the Common Stock on March 6, 1998 consisted of Financial America Securities, Inc.; Hill Thompson Magid & Co.; Herzog, Heine, Geduld, Inc.; Knight Securities LP; M. H. Meyerson & Company; Mayer & Schweitzer, Inc.; Paragon Capital Corp.; Nash Weiss & Co., Inc.; Sharpe Capital Inc. and Wein Securities Corp.

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

Working Capital and Liquidity

Information with respect to levels of working capital and other ratios as of December 31, 1997, 1996 and 1995 is as follows:

		     1997                    1996                    1995
Working
Capital            $1,515,609              $1,512,100              $1,413,873
(current assets
less current
liabilities)

Working Capital     1.83 to 1               2.78 to 1               2.58 to 1
Ratio (current
assets to
current liabilities)

Percentage of Current     60%                     35%                     46%
Liabilities to
Stockholders Equity

Percentage of Total       66%                     45%                     59%
Liabilities to
Stockholders Equity

At December 31, 1997, cash (and cash equivalents) amounted to $424,168, and the Company did not have any outstanding borrowings. In April 1997, First Union National renewed a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of
credit are required to be secured by a lien on substantially all of the Company's assets.  As of December 31, 1997, the Company
did not have any draw against this line of credit.   On January
21, 1998, the Company borrowed $240,000 against its line of credit and repaid the loan in full on February 3, 1998.

Management believes that economic conditions within the two largest industries from which the Company draws its customers, banking and retail, will continue to improve in 1998, which may result in increased revenues for the Company.

The Company believes that its working capital and available cash during 1998 will be adequate to maintain its operations and pay its outstanding obligations as they become due, and that excess cash will be used primarily to purchase inventory, and to enhance its software. The Company does not believe that it will be necessary to raise additional funds during 1998, except by temporary bank borrowings in the normal course of business.

The Company does not believe that inflation will have a material impact on the Company's sales or income.

Results of Operations

 1997 Compared with 1996

 Revenues for 1997 increased $1,658,942 (20.6%) to
$9,745,416 from $8,059,474 for 1996. Product and system sales increased $1,361,788 (23.7%) to $7,114,506 from $5,752,718 in
1996, primarily due to sales to two customers.

 Maintenance revenue during 1997 amounted to $2,630,910, an increase of $324,154 (14.1%) from 1996, primarily due to the increase in outstanding systems resulting from 1997 systems sales.

 Cost of goods sold and service expenses increased from 44.4% of sales in 1996 to 45.3% in 1997. This increase was primarily due a minor change in the mix of hardware product sold, resulting in an overall lower margins on total hardware product sales.

 Selling, general and administrative expenses were $4,277,352 in 1997 compared to $4,004,115 in 1996, an increase of $273,237 (6.8%). This increase was primarily due to additional commissions of $169,777 resulting from increased product and systems sales, increases of $144,452 in software amortization costs, and increased salary expense of $255,692 resulting from an increase in personnel. These increases were offset by a $307,828 decrease in non-recurring professional fees which were incurred in 1996 in connection with the investigation and negotiation of a potential acquisition which did not materialize.

 Net interest income in 1997 was $57,086, an increase of $18,319 (47.3%) over 1996. This increase resulted from an increase in short-term investments arising from increased cash flow from maintenance contracts and trade receivables.

 The tax provision of $443,806 was $244,546 (122.7%)
greater than the 1996 provision of $199,260, as a result of higher taxable income.

 As a result of the foregoing, the Company had net income of $665,705 for 1997 compared to net income of $317,382 in 1996, an increase of $348,323 (109.8%).

 1996 Compared with 1995

 Revenues for 1996 decreased $354,042 (4.2%) to
$8,059,474 from $8,413,516 for 1995. Product and system sales decreased $317,106 (5.2%) to $5,752,718 from $6,069,824 in 1995 due to lower sales by IEI which were only partially offset by higher sales by ATS.

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

 Selling, general and administrative expenses were $4,004,115 in 1996 compared to $3,849,891 in 1995, an increase of $154,224 (4.0%), primarily due to non-recurring expense of $307,828 relating to legal and accounting fees incurred in connection with the possible acquisition of a company that did not materialize. Similarly, the prior year had a non-recurring expense of $381,314 due to legal and accounting fees incurred in connection with a Settlement Agreement which resolved a potential proxy contest. Excluding these expenses in both years, other expenses in 1996 increased by $227,710 (6.6%). The largest increases were of expenses of Director's Fees and Expenses ($65,424-105.4%); Travel ($39,408 - 32.9%) and Software
Amortization ($33,020 - 22.8%).

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

 Impact of the Year 2000 Issue

 Many computer systems currently record years in a two-digit format. Such computer systems, if not modified, will be unable to properly recognize dates beyond the year 1999.
This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

 The Company has reviewed its internal computer systems and has determined that such internal systems will not have a Year 2000 issue (i.e., the Company's internal systems are Year 2000 compliant).

 Many of the stand-alone products sold by the Company do not contain a dating mechanism and such systems, therefore, are deemed to be Year 2000 compliant. The Company's CP-4000 Retail Cash Office Management System is designed to be Year 2000 complaint. However, several of the older systems sold by the Company, such as its CP-2000 Deposit/Register Verification System and CP-3000 Retail Cash Office Management System, which contain internal dating mechanisms, are not currently Year 2000 compliant. The Company's warranties on these systems do not require the Company to enhance such systems to resolve the Year 2000 Issue, although the Company believes that certain of its customers who do not desire to upgrade such systems before the Year 2000 may request that the Company supply hardware or software to make such systems Year 2000 compliant.

 The Company has identified all significant applications that will require modification to ensure Year 2000 compliance. Some of such applications relate to standard computer hardware supplied to the Company for resale to its customers by third party manufacturers, and the Company anticipates that such third party manufacturers will furnish appropriate modifications to their computer hardware in the normal course to ensure timely Year 2000 compliance, although there can be no assurance that such will occur. To the extent that Year 2000 compliance requires a hardware remedy, external clock and dating mechanisms to interface with existing computer hardware are commercially available at the present time at minimal cost and can be supplied by the Company if requested by its customers.

The Company has not yet prepared enhancements of the software in its older systems to the extent that Year 2000 compliance requires a software modification; however the Company intends to take such action if it determines that such action will be requested by its customers. The cost to the Company of such software enhancements is not anticipated to be material to the Company's financial position or future results of operations in any given year, although there can be no assurance that presently unforeseen computer programming difficulties will not arise. The Company believes that it will be able to recoup its software enhancement costs from its customers who request that their older systems be modified to be Year 2000 compliant.

New Accounting Pronouncements

In February 1997, the Financial Accounting Standards
Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for financial statements issued after December 31, 1997. The Company has adopted SFAS No. 128. SFAS No. 128 is designed to simplify the calculation of earnings per share, in that a calculation of "basic" earnings per share is reported in lieu of primary earnings per share. Basic earnings per share includes only the weighted average number of common shares outstanding for the periods and does not consider the dilutive effects of stock options or warrants. The effect of adopting SFAS No. 128 did not change the Company's reporting of earnings per share.

In June 1997, the FASB issued SFAS No. 131,
"Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Since SFAS No. 131 is primarily disclosure related, the Company currently believes that it will not have a significant effect on its consolidated financial statements.

In February 1998, the FASB issued SFAS No. 132,
"Employer's Disclosures about Pensions and other Postretirement Benefits". SFAS No. 132 revises and standardizes pension and other benefit plan disclosures that are to be included in the employer's financial statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Restatement of disclosures for prior periods would be required for comparative purposes, unless the information is not readily available.

In October 1997, the FASB issued Statement of
Position ("SOP") 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 supersedes SOP 91-1, "Software Revenue Recognition" and provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is to be applied to the foregoing activities by all entities that earn such revenue.
SOP 97-2 does not apply, however, to revenue earned on products or services containing software that is incidental to the products or services as a whole. SOP 97-2 is effective for transactions entered into during fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 is prohibited. The Company believes that the adoption of SOP 97-2 will not have a material effect on its consolidated financial statements.

ITEM 7 -  FINANCIAL STATEMENTS


			   ATS Money Systems, Inc.

Consolidated Financial Statements as of December 31, 1997 and 1996 and for Each of the Three Years in the Period Ended December 31, 1997, and Independent Auditors' Report

			      ATS MONEY SYSTEMS, INC.
TABLE OF CONTENTS                                          Page

INDEPENDENT AUDITORS' REPORT                                 F1

CONSOLIDATED FINANCIAL STATEMENTS:

 Balance Sheets                                              F2

 Statements of Income                                        F3

 Statements of Changes in Stockholders' Equity               F4

 Statements of Cash Flows                                    F5

 Notes to Financial Statements                             F6-F13


INDEPENDENT AUDITORS' REPORT

ATS Money Systems, Inc.

We have audited the accompanying consolidated balance sheets of ATS
Money Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ATS Money Systems, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


March 20, 1998


			 ATS MONEY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS                                             1997            1996
CURRENT ASSETS:
 Cash and cash equivalents                    $    424,168    $    308,138
 Trade accounts receivable, less allowance
  for doubtful accounts of $100,118 in 1997,
  and $74,183 in 1996                            2,281,677       1,264,521
 Inventories (Note 4)                              562,681         567,420
 Prepaid expenses and other current assets          83,492         219,922

      Total current assets                       3,352,018       2,360,001


PROPERTY - At cost:
 Office furniture                                   95,994          91,011
 Office machinery and equipment                    216,267         146,021

      Subtotal                                     312,261         237,032

 Less accumulated depreciation                     148,320         102,432

      Property - net                               163,941         134,600


OTHER ASSETS:
 Software costs, less accumulated amortization
  of $788,531 in 1997 and $511,790 in 1996
  (Note 2)                                       1,519,991         908,586
 Deposits                                           52,280          50,677

     Total other assets                          1,572,271         959,263

TOTAL                                         $  5,088,230    $  3,453,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable - trade                     $    664,726    $    148,921
 Accrued expenses                                  794,519         210,160
 Deferred revenue                                  206,799         322,125
 Deferred income taxes (Note 8)                     43,561           4,732
 Other liabilities                                 126,804         161,963

       Total current liabilities                 1,836,409         847,901


LONG-TERM - Deferred credit, less accumulated
 amortization of $96,241 in 1997 and $67,727
 in 1996 (Note 3)                                  188,926         217,440


COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 7):
 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,922,731 and 5,891,911
  shares issued at December 31, 1997 and 1996,
  respectively                                       5,923           5,892
 Additional paid-in capital                      2,383,033       2,374,397
 Accumulated earnings                              674,039           8,334
 Treasury stock - 100,000 shares, at par value        (100)           (100)

      Total stockholders' equity                 3,062,895       2,388,523


TOTAL                                         $  5,088,230    $  3,453,864

See notes to financial statements.

			   ATS MONEY SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


					      1997        1996        1995
REVENUE:
 Equipment and systems sales               $7,114,506  $5,752,718  $6,069,824
 Equipment maintenance and service revenue  2,630,910   2,306,756   2,343,692

     Total revenue                          9,745,416   8,059,474   8,413,516

COSTS AND EXPENSES:
 Cost of goods sold and service expense:
  Equipment and systems                     3,392,435   2,633,655   3,032,235
  Equipment maintenance and service         1,023,204     943,829     999,066
  Selling, general and administrative
   expenses (Notes 5 and 12)                4,277,352   4,004,115   3,849,891

       Total costs and expenses             8,692,991   7,581,599   7,881,192

INCOME FROM OPERATIONS                      1,052,425     477,875     532,324

NET INTEREST (INCOME)                         (57,086)    (38,767)    (25,213)

INCOME BEFORE INCOME TAX EXPENSE            1,109,511     516,642     557,537

INCOME TAX EXPENSE (Note 8)                   443,806     199,260     187,887

NET INCOME                                 $  665,705  $  317,382  $  369,650

EARNINGS PER COMMON SHARE (Note 2):
 Basic and diluted                         $     0.11  $     0.05  $     0.06

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                5,872,577   5,878,975   5,837,605


See notes to financial statements.

			   ATS MONEY SYSTEMS, INC.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


			     Additional  Accumulated              Total
		    Common    Paid-in     (Deficit)   Treasury  Stockholders'
		    Stock     Capital     Earnings     Stock      Equity

BALANCE,
 DECEMBER 31, 1994  $5,820   $2,315,535  $ (678,698)   $(100)   $1,642,557

 Issuance of common
  stock due to
  exercise of stock
  options (15,653
  shares)               16        4,385         -         -          4,401

 Net income - 1995      -           -       369,650       -        369,650


BALANCE,
 DECEMBER 31, 1995   5,836    2,319,920    (309,048)    (100)    2,016,608

 Issuance of common
  stock for the issue
  of stock grants
  (40,000 shares)
  and the exercise
  of stock options
  (16,117 shares)       56       54,477         -         -         54,533

 Net income - 1996       -          -       317,382       -        317,382


BALANCE,
 DECEMBER 31, 1996   5,892    2,374,397       8,334     (100)    2,388,523

 Issuance of common
  stock for the
  exercise of stock
  options (30,820
  shares)               31        8,636         -         -          8,667

 Net income - 1997      -           -       665,705       -        665,705


BALANCE,
 DECEMBER 31, 1997  $5,923   $2,383,033  $  674,039    $(100)   $3,062,895


See notes to financial statements.



			   ATS MONEY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


					      1997        1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $   665,705  $   317,382  $  369,650
 Adjustments to reconcile net income
  to cash provided by (used in)
  operating activities:
  Depreciation and amortization              390,094      233,398     154,478
  Changes in current assets and
   liabilities:
   Compensation expense recorded
    for common stock issued under
    Director Stock Plan                          -         50,000         -
   Trade accounts receivable - net        (1,017,156)     296,105    (704,782)
   Inventories                                 4,739      (46,424)     96,800
   Prepaid expenses and other current
    assets                                   136,430      (33,305)    (54,083)
   Accounts payable - trade                  515,805       (6,887)    (83,976)
   Accrued expenses                          584,359     (207,899)    189,154
   Deferred revenue                         (115,326)      74,523     (75,939)
   Deferred income taxes                      38,829        4,732         -
   Deposits                                   (1,603)      40,192     (42,596)
   Other liabilities                         (35,159)       6,136      92,531

     Net cash provided by (used in)
      operating activities                 1,166,717      727,953     (58,763)


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development
  costs                                     (984,125)    (505,296)   (264,350)
 Additions to property                       (75,229)     (83,600)    (34,109)

     Net cash used in investing
      activities                          (1,059,354)    (588,896)   (298,459)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes issued to employee (Note 5)               -            -       (10,000)
 Proceeds from the issuance of common stock    8,667        4,533       4,401

     Net cash provided by (used in)
      financing activities                     8,667        4,533      (5,599)


NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            116,030      143,590    (362,821)


CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                           308,138      164,548     527,369


CASH AND CASH EQUIVALENTS, END OF YEAR   $   424,168  $   308,138  $  164,548


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for
  income taxes                           $    87,917  $   210,000  $  114,499


See notes to financial statements.



ATS MONEY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 1.     DESCRIPTION OF COMPANY OPERATIONS

ATS Money Systems, Inc. (ATS), with a wholly-owned subsidiary, Innovative Electronics, Inc., acquired in August, 1994 (collectively, the Company), is engaged in the development, sale and service of currency counting systems and equipment for department and chain stores cash offices and bank commercial vaults and of communications systems primarily used by chain stores. In addition, the Company offers maintenance and service contracts through a national service organization on all machines and equipment they sell. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. ATS was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988. The principal products sold by the Company during 1997 were its CP-3000 Retail Cash Office Management Systems, CP 2000 Deposit/Register Verification System, and CP-4000 Retail Cash Office Management System, and an IEI communications product, the StoreComm ISP, and its related hardware.

The principal market for the Company's products has been in the United States.

 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of ATS Money Systems, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

Cash and Cash Equivalents - Cash and cash equivalents include investments with original maturities of three months or less.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

Property and Other Assets- Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from five to ten years. At December 31, 1997, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

Capitalized Software Costs - The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimate of the economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $276,741, $228,275 and $162,765 for the years ended December 31, 1997, 1996 and 1995, respectively. Fully depreciated software costs of $106,729, $77,700 and $69,950 were written off in 1997, 1996 and 1995, respectively.

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

New Accounting Pronouncements - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which was effective for financial statements issued after December 31, 1997. The pronouncement simplifies the calculation of earnings per share in that a calculation of "basic" earnings per share is reported in lieu of primary earnings per share. Basic earnings per share includes only the weighted average number of common shares outstanding for the periods and does not consider the dilutive effect of stock options or warrants. The effects of dilutive stock options and warrants, and the adoption of SFAS No. 128 did not change earnings per share.

In June 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued. This Statement is effective for fiscal years beginning after December 15, 1997. Since this Statement is primarily disclosure related, the Company currently believes that it will not have a significant effect on the consolidated financial statements.

In February 1998, SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" was issued. This Statement revises and standardizes pension and other benefit plan disclosures that are to be included in the employer's financial statements. SFAS No. 132 will be effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. Restatement of disclosures for prior periods for comparative purposes would be required unless the information is not readily available.

In October 1997, Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP supersedes SOP 91-1, "Software Revenue Recognition" and provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. It should be applied to those activities by all entities that earn such revenue. It does not apply, however, to revenue earned on products or services containing software that is incidental to the products or services as a whole. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of this SOP is prohibited. The Company believes that the adoption of this SOP will not have a material effect on the consolidated financial statements.

Income Taxes - The Company files a consolidated Federal tax return. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Reclassifications - Certain prior year amounts have been reclassified in order to conform with the 1997 presentation.

3.      ACQUISITION

	In 1994, the Company acquired Innovative Electronics, Inc., which is in the business of marketing hardware and software products designed to permit the exchange of pricing, product and other data among stores within a chain. The acquisition was accounted for by the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition.

The excess of the estimated fair values of the assets acquired over the purchase price ($285,167) was recorded as a deferred credit, and is being amortized on a straight-line basis over ten (10) years.

4.      INVENTORIES

Inventories consist of machines held for sale and machine parts, as follows:

					    1997               1996
Machines held for sale                   $  529,658         $  504,935

Parts and raw materials                      73,652            105,085

Reserve for obsolescence                    (40,629)           (42,600)

Total                                    $  562,681         $  567,420


 5.     RELATED PARTY TRANSACTIONS

During 1995, the Company engaged one of its directors to oversee its accounting policies and activities, particularly of its newly acquired subsidiary. During 1995, a salary was paid to the director of $15,937, fees of $12,704 and expenses of $1,337.

During 1994, the Company loaned $45,000, bearing an interest rate of 1% above the prime rate, to one of its employees who is not an executive officer. The loan was evidenced by two notes of equal principal amounts. The first of these two notes was due and payable on March 1, 1995 and the second was due and payable on March 1, 1996 provided that if the employee was employed by the Company on the due date the principal and accrued interest would be forgiven. The Company amortized these notes on a straight-line basis over the 24-month contract period beginning March 1, 1994. The employee is currently employed and the $45,000 (a noncash transaction) was forgiven as of March 1, 1996.

During 1995, the Company loaned $10,000, bearing an interest rate of 1% above the prime rate, to an executive officer of the Company. The loan was paid in December 1996.

During 1996, the Company engaged three members of the Board of Directors as consultants on a potential acquisition which did not materialize. The directors were paid fees and expenses of $326, $1,013 and $11,879, respectively. Other expenses for legal, accounting and consulting services (not paid to related parties) in connection with this potential acquisition aggregated $294,610.

During 1997, the Company paid a director consulting fees and expenses of $11,400 and $3,392, respectively.

At December 31, 1997 and 1996, all directors and executive officers, as a group, collectively owned 41% and 41%, respectively, of the Company's common stock.

 6.     COMMITMENTS AND CONTINGENCIES

At December 31, 1997, the Company was committed under noncancellable, operating leases for office space, automobiles and office equipment, expiring at various dates through April 2000, requiring minimum annual rental payments as follows:

			     1998       $  300,447

			     1999          142,699

			     2000           43,114

					 $  486,260

Rental expense under such leases totaled $340,827, $343,434 and $322,081 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

A summary of the details of stock options granted and outstanding balances are presented below:

							   Options Outstanding
     Grant        Option            Options                    December 31,
		  Price        Exercised Canceled            1997        1996
1993 140,869     .28125           35,941    4,184             -       100,744
				  30,820                    69,924       -
      18,816        .31                                     18,816     18,816
      15,315     .28125                                     15,315     15,315

1994  21,000       1.25                     9,000              -       12,000
					   12,000              -          -
      15,000       1.375                                    15,000     15,000
1996  37,626     1.03125                    3,081              -       34,545
					    4,640           29,905        -
       8,375      1.1344                                     8,375      8,375
       2,500      1.1344                    2,500               -       2,500
1997  34,000         .71                    6,000           28,000        -
      20,000       .8281                                    20,000        -
      10,000       .9109                                    10,000        -

Total                              66,761  41,405          215,335    207,295

Director Stock Plan - In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which, as amended, the Company's non-employee directors, upon first being elected to the Board, are granted 10,000 shares of the Company's common stock, and thereafter, on each reelection, are granted non-qualified stock options to purchase 10,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. In 1995, the non-employee directors were granted an aggregate of 40,000 shares of common stock under this plan, all of which were issued during 1996. In 1997, the non-employee directors were granted non-qualified options under this plan to purchase 20,000 shares of common stock at an exercise price of $.8281 per share and 10,000 shares of common stock at an exercise price of $.9109 per share.

In connection with the adoption of SFAS 123, "Accounting for Stock-Based Compensation," which was effective in 1996, the Company elected to continue to account for its stock options using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provide proforma disclosure of the effect of adopting SFAS 123. The effect of accounting for options under SFAS 123 would not affect earnings per share. The proforma effect would have reduced net income by approximately $21,600 and $2,500 in 1997 and 1996, respectively.

Common Stock Warrants - In connection with services to be rendered by an investment banker, as of April 7, 1997, the Company granted to the investment banker warrants to purchase 80,000 shares of common stock exercisable at $.75 per share; agreed to grant to the investment banker on April 8 1998, warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share and, unless the agreement is canceled by the Company before April 8, 1999, agreed to grant to the investment banker on such date warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share. All of the warrants will expire on April 7, 2001, unless exercised prior thereto. Based upon the fair value of the warrants at the grant date, no expense was recognized in 1997.

 8.     INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant items comprising the Company's net deferred taxes as of December 31, 1997 and 1996 are as follows:

						1997             1996
Deferred tax assets:
 Provision for bad debts                  $    40,047      $    29,674
 Inventory write-downs                         16,252           12,000
 Payroll                                          -              8,845
 Deferred credits - acquisition                75,570           85,749

	   Total deferred tax assets          131,869          136,268

Deferred tax liabilities:
 Depreciation                                  22,055           11,627
 Software amortization                        153,375          129,373

	   Total deferred tax liabilities     175,430          141,000

Net deferred tax liability                 $  (43,561)     $    (4,732)

The income tax provision for the years ended December 31, 1997, 1996 and 1995 consists of the following components:

					     1997        1996        1995
Current:
 Federal                                 $  314,976  $  123,850  $  176,887
 State                                       90,001      70,678      11,000

Total current                               404,977     194,528     187,887

Deferred:
 Federal                                     33,005       4,022      20,566
 State                                        5,824         710       5,971

 Change in valuation allowance                  -                   (26,537)

Total deferred                               38,829       4,732         -

Income tax expense                       $  443,806  $  199,260  $  187,887

A reconciliation of the Company's statutory rate to the Company's effective rate is as follows:

					      1997       1996         1995
Expected statutory rate                       34.0 %     34.0 %       34.0 %

State income tax (composite rate)              5.7        4.7          2.0

Other                                          0.3         -            -

Change in valuation allowance resulting
from the utilization of net operating loss
carry forwardsand use of tax credits                           -                -   (2.3)

					       40.0 %    38.7 %       33.7 %

For the year ended December 31, 1995, the Company used its remaining investment tax credits, research credits and alternative minimum tax credits, totaling $38,300 to reduce current taxes payable.

At December 31, 1997, the Company had no available net operating loss carryforwards for Federal or State tax purposes.

 9.     MAJOR CUSTOMERS

Sales to each of the Company's three major customers, which are subject to change annually, as a percentage of consolidated revenue, for the years ended December 31 approximated:

					       1997       1996        1995
Major Customer 1                                21%        19%         16%
Major Customer 2                                15         15          13
Major Customer 3                                13          9           9

10.     RETIREMENT PLAN

The Company has a defined contribution plan covering substantially all of its employees. Company contributions to the plan, which are discretionary, are made from its profits. Contributions are based upon a percentage of eligible employees salaries ranging from -0-% to a maximum of 15%. The contributions for 1997, 1996 and 1995 were $27,495, $0 and $0, respectively.

Effective January 1, 1998, the Company has adopted provisions under the plan to provide a 401k feature. Eligibility occurs after one year of service (with 1,000 hours of service) and attainment of age 21. The characteristics of the 401k plan are that the Company will match 25% of the participant's contribution up to 6% of compensation. Employee contributions, which are voluntary, can range up to 20% of compensation. Vesting of the Company's matching contribution, at the rate of 20% per annum begins after the second year of service until year six when the employee becomes fully vested. Forfeitures will reduce the Company matching contributions.

11.     LINE OF CREDIT

The Company has a bank line of credit of $750,000 available. Interest rates will be the bank's base rate plus 0.5%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has no borrowings outstanding at December 31, 1997.

12.     SETTLEMENT AGREEMENTS

On August 30, 1995, the Company, Michael M. Smith, Gerard F. Murphy, Fred Den and Louis Z. Weitz entered into a Settlement Agreement which resolved a potential proxy contest threatened by Messrs. Smith and Murphy in connection with the election of directors at the 1995 Annual Meeting of Stockholders.
As part of the Settlement Agreement, the Company agreed to pay all legal and accounting expenses related thereto. Legal expenses amounted to $361,794 and accounting fees were $19,520. Such expenses are included in Selling, General and Administrative expenses in 1995.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP, independent accountants, currently is, and for more than the Company's last two fiscal years has been, the Company's independent auditors. Since the beginning of such two fiscal year period, (i) Deloitte & Touche LLP has not expressed reliance, in its audit report, on the audit services of any other accounting firm, and (ii) there have been no reported disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

Except for information required by Item 13 (Exhibits and Reports on Form 8-K), the information called for by Part III of Form 10-KSB (Items 9, 10, 11 and 12) is incorporated by reference herein from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 after the close of its fiscal year ended December 31, 1997.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a listing of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk * (which exhibits are filed herewith), the remaining exhibits listed below are incorporated by the reference to an exhibit previously filed by the Company.

3.  Articles of incorporation and by-laws.

(a)     Articles of Incorporation of ATS Money Systems,
Inc. (formerly known as More Creative Mergers, Inc.), as filed with the Secretary of State of the State of Nevada on August 28, 1987- incorporated herein by reference to Exhibit 8 to Registration Statement on Form S-18 (No. 33-19657-NY).

(b)     Agreement of Merger of ATS Money Systems, Inc.
into More Creative Mergers, Inc., dated July 25, 1988, as filed with the Secretary of State of the State of Nevada on September 6, 1988 - incorporated herein by reference to Exhibit 12 to Post-Effective Amendment No. 1 dated September 26, 1988 to Registration Statement on Form S-18 (No. 33-19657-NY).

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

10.  Material contracts.

(a)     (i)  Lease, dated November 30, 1989, between
ATS Money Systems, Inc. and Rockwood Four Limited Partnership - incorporated herein by reference to Exhibit 10(a) to the Annual
Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended December 31, 1989.

(ii)    Amendment of Lease, dated as of December 1,
1992, between ATS Money Systems, Inc. and Rockwood Limited
Partnership - incorporated herein by reference to Exhibit
10(a)(ii) to the Annual Report on Form 10-KSB of ATS Money
Systems, Inc. for the fiscal year ended December 31, 1992.

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

(d) Form of Maintenance Agreement - incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of ATS Money Systems, Inc. for the fiscal year ended
December 31, 1989.

(e) Common Stock Incentive Plan - incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended
December 31, 1992.

(f) Purchase Agreement, dated August 24, 1994, between ATS Money Systems, Inc., IEI Acquisition Corp., Dynatech Corporation and Innovative Electronics, Inc. - incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1994.

(g)     ATS Moneys Systems, Inc. 1995 Director Stock
Plan - incorporated herein by reference to Exhibit 10(i) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1996.

(h) Employment Agreement, dated May 23, 1996, between Gerard F. Murphy and ATS Money Systems, Inc. - incorporated herein by reference to Exhibit 10(j) to the Annual
Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1996.

(i)     Technical Support Agreement, dated January 30,
1996, between Technology Service Solutions and ATS Money
Systems, Inc. - incorporated herein by reference to Exhibit
10(k) to the Annual Report on Form 10-KSB of ATS Money Systems,
Inc. for the fiscal year ended December 31, 1996.

(j)     Agreement for Software License, dated April 15,
1997, between ATS Money Systems, Inc. and Dayton Hudson
Corporation - incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-QSB for the quarter ended
June 30, 1997.

(k)     Agreement, dated April 7, 1997, between ATS
Money Systems, Inc. and M.H. Meyerson & Co., Inc - incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(l)     Agreement, dated September 1, 1997, between ATS
Money Systems, Inc. and Vanstar Corporation - incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

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

*23.  Consent of independent accountants.

*27.  Financial Data Schedule.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of the fiscal year ended
December 31, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1998                      ATS Money Systems, Inc.


					    By: /s/  GERARD F. MURPHY
					    Gerard F. Murphy, President
					    (Chief Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated:
March 24, 1998                                  /s/  GERARD F. MURPHY

						Gerard F. Murphy
						Director

March 24, 1998                                  /s/  FRED DEN

						 Fred Den
						 Director

March 24, 1998                                  /s/  A. PAUL COX

						 A. Paul Cox
						 Director

March 24, 1998                                  /s/ THOMAS J. CAREY

						 Thomas J. Carey
						 Director

March 24, 1998                                  /s/  JOSEPH M. BURKE

						 Joseph M. Burke
						 Vice President - Finance
						 (Principal Accounting and
						 Financial Officer