Form 10QSB
period 1998-03-31
ATS MONEY SYSTEMS INC
filed 1998-05-14
CIK 828509

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549



				FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.



( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
	FROM _____________________________ TO _______________________.



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


As of May 14, 1998, - 5,822,731 shares of common stock, $.001 par value.


Transitional Small Business Disclosure Form  Yes _____  No__X__









Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

					     ATS MONEY SYSTEMS, INC.
					   CONSOLIDATED BALANCE SHEETS

						    MARCH 31   DECEMBER 31
ASSETS:                                               1998       1997
						   (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                        $ 1,658,018   $  424,168
 Trade accounts receivable, less allowance for
  doubtful accounts of $100,188 in both periods     2,319,288    2,281,677
 Inventories                                          589,707      562,681
 Prepaid expenses and other current assets             86,984       83,492
											    _________   __________
     Total current assets                           4,653,997    3,352,018

PROPERTY - At cost:
 Office furniture                                      95,994       95,994
 Office machinery and equipment                       219,218      216,267
											      _________     ________
	Subtotal                                      315,212      312,261
    Less Accumulated depreciation                     161,823      148,320
										       _________    _________
	       Property - net                                153,389      163,941

OTHER ASSETS:
 Software costs, less accumulated amortization
  of $900,815 in 1998 and $788,531 in 1997          1,581,980    1,519,991
 Deposits                                              52,280       52,280
											   __________    _________

	Total other assets                          1,634,260    1,572,271
						    _________    _________

TOTAL                                             $ 6,441,646  $ 5,088,230
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                           $ 175,634  $   664,726
 Accrued expenses                                   1,311,693      794,519
 Deferred revenue                                   1,399,431      206,799
 Deferred income taxes                                 43,561       43,561
 Other liabilities                                    153,213      126,804

						   __________   __________

       Total current liabilities                    3,083,532    1,836,409

LONG-TERM-Deferred Credit, less amortization of
   $103,372 in 1998 and $96,241 in 1997               181,798      188,926

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 25,000,000 shares
  authorized, 5,922,731 shares issued at March 31,
  1998 and December 31, 1997                            5,923        5,923
 Additional paid-in capital                         2,383,033    2,383,033
 Accumulated earnings                                 787,460      674,039
 Treasury stock - 100,000 shares at par value      (      100)   (     100)

						  ___________  ___________

	Total stockholders' equity                  3,176,316    3,062,895

						  ___________   __________

 TOTAL                                           $  6,441,646  $ 5,088,230



See notes to consolidated financial statements.








				ATS MONEY SYSTEMS, INC.
			  CONSOLIDATED STATEMENTS OF OPERATIONS
		     THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
				     (UNAUDITED)




					     MARCH 31         MARCH 31
					      1998              1997

REVENUE:
 Equipment and systems sales               $ 2,563,780     $ 1,829,942
 Equipment maintenance and service revenue     640,551         573,649

					    __________      __________

	Total revenue                        3,204,331       2,403,591


COST AND EXPENSES:
 Cost of goods sold and service expense:
  Equipment and systems                      1,635,854         751,721
  Equipment maintenance and service            279,312         274,583
 Selling, general and administrative
  expenses                                   1,108,537       1,002,245
					    __________      __________

	Total costs and expenses             3,023,703       2,028,549
					   ___________      __________

INCOME FROM OPERATIONS                         180,628         375,042



INTEREST INCOME                                  7,793          14,265


					   ___________       _________
INCOME BEFORE INCOME TAXES                     188,421         389,307



INCOME TAXES                                    75,000         156,000


					   ___________     ___________

NET INCOME                                 $   113,421    $    233,307



EARNING PER COMMON SHARE:
  Basic and diluted                               $.02            $.04





WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                5,903,809       5,970,487



See notes to consolidated financial statements.






			ATS MONEY SYSTEMS, INC.
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
	      THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
			     (UNAUDITED)

					     MARCH 31         MARCH 31
					       1997             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                 $   113,421    $   233,307

 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization                 118,659         71,918
  Changes in current assets and liabilities:
   Trade accounts receivable - net           (   37,611)       324,009
   Inventories                               (   27,026)    (   79,327)
   Prepaid expenses and other current assets (    3,492)       113,890
   Accounts payable - trade                  (  489,092)    (   44,116)
   Accrued expenses                             517,174        447,491
   Deferred revenue                           1,192,632      1,393,198
   Deposits                                        -        (   65,000)
   Other liabilities                             26,409         10,658
					    ___________     __________
  Net cash provided by operating activities   1,411,074      2,406,028



CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development
   costs                                     (  174,273)    (  206,497)
 Additions to property                       (    2,951)    (   11,614)
					     __________     __________

    Net cash used in investing activities    (  177,224)    (  218,111)

					     __________     __________



NET INCREASE IN CASH AND CASH EQUIVALENTS     1,233,850      2,187,917

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                         424,168        308,138


					     __________     __________

CASH AND CASH EQUIVALENTS, END OF PERIOD    $ 1,658,018    $ 2,496,055



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Interest                                  $       660    $      -


  Income Taxes                           $      250,000    $    33,410

See notes to consolidated financial statements.








			ATS MONEY SYSTEMS, INC.
		 Notes to Consolidated Financial Statements
			     (Unaudited)
			   March 31, 1998



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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and the results of its operations for the three month periods ended March 31, 1998 and 1997 and its cash flows for the three month periods ended
March 31, 1998 and 1997.   Information included in the consolidated
balance sheet as of December 31, 1997 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1997, to which reference is made. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.


Note 3  - Capitalized Software Costs

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product.
It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $112,284 and $68,959 for the three month periods ended March 31, 1998 and 1997, respectively.


Note 4 - Revenue Recognition

Revenue Recognition - Revenue from equipment and system sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on either delivery of the software if collectibility is probable or upon completion of the majority of the product, which equates to reaching a milestone in accordance with the contract agreement and any remaining insignificant obligations of the Company are accounted for by deferring a pro rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance or by recording a current year expense for the remaining costs associated with completing the project. The Company has completed its analysis of the effect of (SOP) 97-2, "Software Revenue Recognition" and has determined that this SOP does not have a material effect on the consolidated financial statements.



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



A summary of the details of stock options granted and outstanding balances are presented below:



		 Option         Options        Options Outstanding
   Grant          Price   Exercised  Canceled     March 31,  December 31,
						   1998         1997
  1993
     140,869     .28125    35,941      4,184         -          -
			   30,820                  69,924     69,924
      18,816        .31                            18,816     18,816
      15,315     .28125                            15,315     15,315


  1994
      21,000       1.25                 9,000        -          -
				       12,000        -          -
      15,000      1.375                            15,000     15,000


  1996
      37,626    1.03125                 3,081        -          -
					4,640      29,905     29,905
       8,375     1.1344                             8,375      8,375
       2,500     1.1344                 2,500        -          -


   1997
      34,000        .71                 6,000      28,000     28,000
      20,000      .8281                            20,000     20,000
      10,000      .9109                            10,000     10,000


   1998
      19,200        .92                            19,200       -
       6,000       1.01                             6,000       -
			   ______      _______    _______    _______

   Total                   66,761       41,405    240,535    215,335



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


In connection with the adoption of SFAS 123, "Accounting for Stock-Based Compensation," which was effective in 1996, the Company elected to continue to account for its stock options using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under SFAS 123 would not affect earnings per share. The proforma effect would have reduced net income by approximately $21,600 and $2,500 in 1997 and 1996, respectively.


Common Stock Warrants - In connection with services to be rendered by an investment banker, as of April 7, 1997, the Company granted to the investment banker warrants to purchase 80,000 shares of common stock exercisable at $.75 per share; agreed to grant to the investment banker on April 8, 1998, warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share and, unless the agreement is canceled by the Company before April 8, 1999, agreed to grant to the investment banker on such date warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share. All of the warrants will expire on April 7, 2001, unless exercised prior thereto. Based upon the fair value of the warrants at the grant date, no expense was recognized in 1997 or the first Quarter of 1998.



Note 7 - Commitments and Contingencies

At March 31, 1998, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through May 2001, requiring minimum rental payments as follows:


Year Ending December 31:
      1998 (Balance of year)     $ 240,276
      1999                         157,827
      2000                          52,558
      2001                           1,998
				 $ 452,659

Note 8 - Earnings Per Common Share

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


Note 9 - Other


In June 1997, SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued. This Statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that this Statement has no effect on the consolidated financial statements.

In February 1998, SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits" was issued. This Statement revises and standardizes pension and other benefit plan disclosures that are to be included in the employer's financial statements. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. This Statement will not change the measurement or recognition of these costs.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION



Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation," contained in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997, for a discussion of the Company's financial condition as of December 31, 1997, including a discussion of the Company's anticipated liquidity and working capital requirements during 1998.

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified as such because the context of the statement may include words such as the Company "believes," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, sales, liquidity and capital resources, and accounting matters. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Financial Condition" below and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, as well as factors such as future economic conditions and economic conditions in the industries in which the Company's customers compete, a determination by the Company's customers to prolong their test cycles of the Company's equipment, software and software support services, a determination by the Company's customers to modify or change their underlying computer and cash reporting systems, acceptance by customers of the Company's products, changes in customer demand, legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.






COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 1998 (THE "1998 QUARTER") TO THE THREE MONTHS ENDED
MARCH 31, 1997 (THE "1997 QUARTER").



Total revenues for the 1998 quarter were $3,204,331 compared to $2,403,591 for the 1997 Quarter. This was an increase of $800,740 (33.3%) and was attributable to a 40.1% increase in equipment and systems sales and an 11.7% increase in maintenance and service revenues. The increase in equipment and systems sales was primarily attributable to sales of hardware to a major retail customer offset by a decline of revenues from the sale of software. Maintenance and service revenues increased as a result of additional systems being under contract.



Cost of equipment and system sales increased from 41.1% of revenues in the 1997 Quarter to 63.8% in the 1998 Quarter resulting from the change in the mix of products sold during the 1998 Quarter. The margins on sales of equipment is
significantly lower then on software sales.   The Company has a
third party service contract for equipment maintenance and service and the cost of such contract is relatively constant.



Selling, general and administrative expenses for the 1998 Quarter amounted to $1,108,537 compared to $1,002,245 in the 1997 quarter. This increase of $106,292 (10.6%) was comprised of an increase of ATS Divisional expenses of approximately $167,000, increased corporate expenses of $54,000 offset by a reduction of $115,000 of IEI Divisional expenses. The increase was primarily due to increased commissions ($90,000) on increased sales and additional in-house hardware support.



Interest income declined from $14,265 in the 1997 Quarter to $7,793 in the 1998 Quarter, due to less available cash to be invested.



As a result of the foregoing (primarily the change in the mix of product sales), the income before taxes declined $200,886
(51.6%) from $389,307 in the 1997 Quarter to $188,421 in the
1998 Quarter.



The tax provision on the decreased income in the 1998 Quarter was $75,000 compared to $156,000 in the 1997 Quarter - a decrease of $81,000 (51.9%).



As a result of the foregoing net income for the 1998 Quarter was $119,886 (51.4%) less than net income for the 1997 Quarter.



Financial Condition:


During the first three months of 1998, operating activities
provided $1,411,074 of net cash, primarily from customers who
prepay their annual maintenance contracts.   Investing
activities used $177,224 of net cash primarily for software development costs.



In April 1997, First Union National Bank renewed a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company borrowed $240,000 on January 21, 1998, and repaid it, in full, on February 3, 1998.



The Company believes that its current working capital, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the foreseeable future.



The Company leases its facilities.  As of March 31, 1998, the
Company had no material commitments for capital expenditures.









			PART II - OTHER INFORMATION





 Item 6.  Exhibits and Reports on Form 8-K.



(a)  Exhibits



     10.(a)   Agreement between ATS Money Systems, Inc., and
	      Alpha Microsystems, dated February 24, 1998.




      27.  Financial Data Schedule.



(b) No reports on Form 8-K were filed during the quarter for which this report is filed.










				SIGNATURES





In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





					     ATS Money Systems, Inc.
					       (Registrant)








	    May 14, 1998
	      (Date)                     Gerard F. Murphy
					 Chief Executive Officer
					  President
					(Principal Executive Officer)



	   May 14, 1998
	     (Date)                      Joseph M. Burke
					 Vice President - Finance
					(Principal Accounting and Financial
					      Officer)