Form 10QSB
period 1998-06-30
ATS MONEY SYSTEMS INC
filed 1998-08-14
CIK 828509

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

(MARK ONE)
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30,1998.



( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM
_____________________________ TO _________________________________.



Commission File Number:  0-17773



 ________________________ATS Money Systems, Inc.________________________
(Exact name of small business issuer as specified in its charter)


____________Nevada________________________13-3442314__________________
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


25 Rockwood Place________Englewood, New Jersey________07631____________
(Address of principal executive offices)             (Zip Code)


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

As of  August 14, 1998, - 5,721,231 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form     Yes _____    No __X__









Part I.  FINANCIAL INFORMATION

Item I.  Financial Statements

                        ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30     DECEMBER 31
ASSETS:                                             1998          1997
                                                 (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                       $  311,915    $   424,168
 Trade accounts receivable, less allowance for
  doubtful accounts of $100,188 in both periods   4,415,096      2,281,677
 Inventories                                        829,380        562,681
 Prepaid expenses and other current assets           89,926         83,492

       Total current assets                       5,646,317      3,352,018

PROPERTY - At cost:
  Office furniture                                   96,659         95,994
  Office machinery and equipment                    222,278        216,267
                                                  _________       ________
         Subtotal                                   318,937        312,261

    Less Accumulated depreciation                   175,326        148,320
                                                  _________      _________
         Property - net                             143,611        163,941
ASSETS:
 Software costs, less accumulated amortization
  of $1,030,154 in 1998 and $788,531 in 1997      1,609,814      1,519,991
 Deposits                                            52,280         52,280
                                                  _________      _________
      Total other assets                          1,662,094      1,572,271

TOTAL                                            $7,452,022    $ 5,088,230
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                        $1,628,115    $   664,726
 Accrued expenses                                 1,439,080        794,519
 Deferred revenue                                   887,572        206,799
 Deferred income taxes                               43,561         43,561
 Other liabilities                                    5,415        126,804
                                                 __________     __________
       Total current liabilities                  4,003,743      1,836,409

LONG-TERM-Deferred Credit, less amortization of
   $110,497 in 1998 and $96,241 in 1997             174,670        188,926

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 25,000,000 shares
  authorized, 5,922,731 shares issued at June 30,
  1998 and December 31, 1997                          5,923          5,923
 Additional paid-in capital                       2,285,450      2,383,033
 Accumulated earnings                               982,425        674,039
 Treasury stock - 188,500 shares at June 30,     (      189)   (       100)
  1998 and 100,000 shares at December 31, 1997,
  at par value                                   __________    ___________

     Total stockholders' equity                   3,273,609      3,062,895

                                                 __________     __________

 TOTAL                                           $7,452,022    $ 5,088,230

See notes to consolidated financial statements.









                             ATS MONEY SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)


                                                 JUNE 30       JUNE 30
                                                   1998          1997         1
REVENUE:
 Equipment and systems sales                     $6,834,553    $3,300,568
 Equipment maintenance and service revenue        1,293,278     1,221,041

                                                  _________    __________

     Total revenue                                8,127,831     4,521,609


COST AND EXPENSES:
 Cost of goods sold and service expense:
   Equipment and systems                          4,625,846     1,394,065
   Equipment maintenance and service                567,565       485,738
 Selling, general and administrative expenses     2,451,675     2,114,101

                                                 __________    __________
       Total costs and expenses                   7,645,086     3,993,904

                                                 __________    ___________

INCOME FROM OPERATIONS                              482,745        527,705

INTEREST INCOME                                      22,640         32,483
                                                 __________    ___________
INCOME BEFORE INCOME TAXES                          505,385        560,188

INCOME TAXES                                        197,000        218,000

NET INCOME                                       $  308,385    $   342,188


EARNINGS PER COMMON SHARE:
  Basic and diluted                                    $.05          $.06

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     5,906,545     5,875,007


See notes to consolidated financial statements.









                       ATS MONEY SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                          (UNAUDITED)

                                                 JUNE 30       JUNE 30
                                                   1998          1997
REVENUE:
 Equipment and systems sales                     $4,270,773    $1,470,626
 Equipment maintenance and service revenue          652,727       647,392
                                                 __________    __________
     Total revenue                                4,923,500     2,118,018

COST AND EXPENSES:
 Cost of goods sold and service expense:
   Equipment and systems                          2,989,992       642,344
   Equipment maintenance and service                288,253       211,155
 Selling, general and administrative expenses     1,343,138     1,111,856

                                                 __________    __________
      Total costs and expenses                    4,621,383     1,965,355
                                                 __________    __________

INCOME FROM OPERATIONS                              302,117       152,663

INTEREST INCOME                                      14,847        18,218
                                                 __________    __________

INCOME BEFORE INCOME TAXES                          316,964       170,881


INCOME TAXES                                        122,000        62,000


NET INCOME                                       $  194,964    $  108,881


EARNINGS PER COMMON SHARE:
  Basic and diluted                                    $.03          $.02

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     5,900,15      5,885,448


See notes to consolidated financial statements.









                        ATS MONEY SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                            (UNAUDITED)
                                                 JUNE 30       JUNE 30
                                                   1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      $   308,385   $   342,188
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                      254,374       176,210
  Changes in current assets and liabilities:
   Trade accounts receivable - net                (2,133,419)      255,754
   Inventories                                    (  266,699)   (  141,769)
   Prepaid expenses and other current assets      (    6,434)       39,607
   Accounts payable - trade                          963,389         8,917
   Accrued expenses                                  644,561       296,736
   Deferred revenue                                  680,773       873,163
   Other liabilities                              (  121,389)   (   84,808)

                                                 ___________   ___________

     Net cash provided by operating activities       323,541     1,765,998


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development costs     (  331,446)   (  537,976)
 Additions to property                            (    6,676)   (   48,639)

                                                 ___________   ___________

     Net cash used in investing activities        (  338,122)   (  586,615)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of Company Common Stock               (   97,672)         -

                                                 ___________   ___________
      Net cash used in financing activities      (    97,672)         -



NET INCREASE (DECREASE) IN CASH AND               __________    __________
   CASH EQUIVALENTS                               (  112,253)    1,179,383

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       424,168       308,138

                                                 ___________   ___________

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   311,915   $ 1,487,521



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Interest                                       $       660   $       -


 Income Taxes (Refund)                           $   456,710   $(    5,790

See notes to consolidated financial statements.









                        ATS MONEY SYSTEMS, INC.
               Notes to Consolidated Financial Statements
                            (Unaudited)
                           JUNE 30, 1998


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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1998, the results of its operations for the three month and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997. Information included in the consolidated balance sheet as of December 31, 1997 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1997, to which reference is made. Operating results for the three month and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.


Note 3  - Capitalized Software Costs

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $241,623 and $169,780 for the six month periods ended June 30, 1998 and 1997, respectively and $129,339 and $101,821 for the three month periods ended June 30, 1998 and 1997, respectively.


Note 4 - Revenue Recognition

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

A summary of the details of all stock options granted and outstanding balances are presented below:



                 Option         Options               Options Outstanding
Grant             Price   Exercised  Canceled       June 30,  December 31,
                                                      1998          1997
  1993
    140,869      .28125   35,941     4,184              -           -
                          30,820                     69,924      69,924
     18,816         .31                              18,816      18,816
     15,315      .28125                              15,315      15,315

  1994
     21,000        1.25              9,000              -           -
                                    12,000              -           -
     15,000       1.375                              15,000      15,000

  1996
     37,626     1.03125              3,081              -            -
                                     4,640           29,905       29,905
      8,375      1.1344                               8,375        8,375
      2,500      1.1344              2,500              -            -

   1997
     34,000         .71              6,000           28,000       28,000
     20,000*      .8281                              20,000       20,000
     10,000*      .9109                              10,000       10,000

   1998
     19,200          .92                             19,200          -
      6,000         1.01                              6,000          -
     30,000*         .95                             30,000          -
                          _______   _______         _______      _______


   Total                   66,761    41,405         270,535      215,335

*Non-Employee Directors
</TABLE)


Accounting for Grant of Stock Options - In connection with the adoption of SFAS 123, "Accounting for Stock-Based Compensation," which was effective in 1996, the Company elected to continue to account for its stock options using the method prescribed by Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees", under SFAS 123 would not affect earnings per share. The proforma effect would have reduced net income by approximately $21,600 for the year ended December 31, 1997.


Common Stock Warrants - In connection with services to be rendered by an investment banker, as of April 7, 1997, the Company granted to the investment banker warrants to purchase 80,000 shares of common stock exercisable at $.75 per share; agreed to grant and granted to the investment banker on April 8, 1998, warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share and, unless the agreement is canceled by the Company before April 8, 1999, agreed to grant to the investment banker on such date warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share. All of the warrants will expire on April 7, 2001, unless exercised prior thereto. Based upon the fair value of the warrants at the grant date, no expense was recognized in 1997 or the first half of 1998.


Repurchase of Common Stock - On May 22, 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. As of June 30, 1998, the Company had repurchased 88,500 shares at prices ranging from $1.03 per share to $1.15 per share.


Note 7 - Commitments and Contingencies

At June 30, 1998, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through May 2001; requiring minimum rental payments as follows:


Year Ending December 31:
     1998 (Balance of year)  $ 160,197
     1999                      157,827
     2000                       52,558
     2001                        1,998
                             $ 372,580


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


In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has determined that this Statement has no effect on the consolidated financial statements as the Company has not entered into, nor does it have any plans to enter into derivative instrument contracts.







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


This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified as such because the context of the statement may include words such as the Company
"believes," "expects" or words of similar import.   Similarly, statements
that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, sales, liquidity and capital resources, and accounting matters. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Financial Condition" below and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as well as factors such as future economic conditions and economic conditions in the industries in which the Company's customers compete, a determination by the Company's customers to prolong their test cycles of the Company's equipment, software and software support services, a determination by the Company's customers to modify or change their underlying computer and cash reporting systems, acceptance by customers of the Company's products, changes in customer demand, legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.






COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 1998 (THE "1998 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1997 (THE "1997 PERIOD").


Total revenues for the 1998 Period were $8,127,831, an increase of $3,606,222 (79.8%). Equipment and system sales increased $3,533,985 (107.1%) to $6,834,553 for the 1998 Period. This was primarily due to a large order from a single retail chain. Software contract revenue associated with this hardware sale was only partially recognized in the 1998 Period; the balance was billed in the third quarter of 1998. Maintenance and service revenues were $1,293,278 for the 1998 Period. This was an increase of $72,237 (5.9%) from the 1997 Period as a result of additional systems under contract during the 1998 Period.



Cost of equipment and system sales rose from 42.2% of sales in the 1997 Period to 67.7% of sales in the 1998 Period due to the significant impact of the aforementioned hardware sales which were not sold with accompanying software which carry higher margins. Cost of maintenance and service increased from 39.8% in the 1997 Period to 43.9% in the 1998 Period primarily due to increased time spent in support of maintenance.



Selling, general and administrative expenses were $2,451,675 for the 1998 Period compared to $2,114,101 in the 1997 Period. This was an increase of $337,574 (16.0%) and was primarily attributable to increased commissions on increased sales and greater salary expense.


Interest income for the 1998 Period was $22,640 compared to $32,483 for the 1997 Period. This decrease of $9,843 (30.3%) was due to a decrease in available invested cash resulting from less cash received in advance from maintenance customers and a slower turnover of receivables.


Incomes taxes were $197,000 for the 1998 Period compared to $218,000 for the 1997 Period. This decrease of $21,000 (9.6%) was due to a decrease in income from operations.


As a result of the foregoing, net income after taxes was $308,385 for the 1998 Period compared to $342,188 for the 1997 Period. This was a decrease of $33,803 (9.9%).






COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1998 (THE "1998 QUARTER") TO THE THREE MONTHS ENDED
JUNE 30, 1997 (THE "1997 QUARTER").



Total revenues for the 1998 Quarter were $4,923,500 an increase of $2,805,482 (132.5%). System and equipment sales increased $2,800,147 (190.4%) to $4,270,773 for the 1998 Quarter. This was entirely due to shipments to a large retailer. Maintenance and service revenues were $652,727 for the 1998 Quarter. This was an increase of $5,335 (.8%) from the 1997 Quarter.


Cost of equipment and system sales rose from 43.6% of sales in the 1997 Quarter to 70.0% of sales in the 1998 Quarter due to the hardware sales which carry a higher cost than systems. Cost of maintenance and service increased from 32.6% in the 1997 Quarter to 44.1% in the 1998 Quarter primarily due to increased internal labor.


Selling, general and administrative expenses were $1,343,138 for the 1998 Quarter compared to $1,111,856 in the 1997 Quarter. This was an increase of $231,282 (20.8%) and was attributable to increased commissions on increased sales.


Interest income for the 1998 Period was $14,847 compared to $18,218 for the 1997 Quarter. This decrease of $3,371 (18.5%) was attributable to a decrease in available invested cash resulting from less cash received from maintenance customers who previously paid a full year in advance.


Income taxes were $122,000 for the 1998 Quarter compared to $62,000 for the 1997 Quarter. This decrease of $60,000 (96.8%) was due to a decrease in income from operations.


As a result of the foregoing, net income after taxes was $194,964 for the 1998 Quarter compared to $188,881 for the 1997 Quarter. This was a decrease of $86,083 (79.1%).






Financial Condition:

At June 30, 1998, the Company had working capital of $1,642,574 (an increase of $126,965 from $1,515,609 at December 31, 1997) and cash and cash equivalents (including short-term investments) of $311,915
(as compared to $424,168 at December 31, 1997). During the first part of the year, many of the Company's customers prepay their annual maintenance contracts, which increases the Company's cash and correspondingly the Company's deferred revenue liability. At June 30, 1998, the Company did not have any outstanding borrowings.


During the first six months of 1998, operating activities provided $323,542 of net cash, primarily from customers who prepay their annual maintenance contracts. Investing activities used $331,446 of net cash for software development and financing activities used $97,673 for the repurchasing of the Company's common stock.


In April 1998, First Union National Bank renewed a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company borrowed $240,000 on January 21, 1998, and repaid it, in full, on February 3, 1998.


The Company believes that its current working capital, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the foreseeable future.


The Company leases its facilities. As of June 30, 1998, the Company had no material commitments for capital expenditures.






                        PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


The Company's 1998 Annual Meeting of Stockholders was held on May 22, 1998, at The Clinton Inn Hotel, 145 Dean Drive, Tenafly, New Jersey. At the meeting, 5,514,904 shares were present in person or by proxy. At the meeting, each of the four incumbent directors of the Company who had been nominated by the Board of Directors for re-election as a director of the Company was re-elected as a director. The votes cast were as follows:

Name of Nominee              Votes Cast For          Votes Withheld
A. Paul Cox, Jr.              5,494,929                  19,975
Gerard F. Murphy              5,494,929                  19,975
Fred Den                      5,494,929                  19,975
Thomas J. Carey               5,492,564                  22,340

At the meeting, one additional proposal, to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998, was voted upon. The proposal was approved by the stockholders with 5,398,389 shares voting in favor, 86,265 shares voting against and 30,250 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits


     27.  Financial Data Schedule.



(b) No reports on Form 8-K were filed during the quarter for which this report is filed.







                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ATS Money Systems, Inc.
                                                 (Registrant)




__________________________________    ___________________________________
       August 14, 1998
        (Date)
                                          Gerard F. Murphy
                                          Chief Executive Officer
                                           President
                                         (Principal Executive Officer)

__________________________________    ___________________________________
       August 14, 1998
         (Date)                           Joseph M. Burke
                                          Vice President - Finance
                                         (Principal Accounting and
                                           Financial Officer)