Form 10QSB
period 1998-09-30
ATS MONEY SYSTEMS INC
filed 1998-11-13
CIK 828509

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549


				  FORM 10-QSB



(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
	SEPTEMBER 30,1998.


( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
	FROM   ________________________ TO __________________________.



		       Commission File Number:  0-17773



___________________________ATS Money Systems, Inc._______________________
   (Exact name of small business issuer as specified in its charter)



______________Nevada_____________ ____________13-3442314__________________
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)



25 Rockwood Place_________Englewood, New Jersey________07631______________
  (Address of principal executive offices)           (Zip Code)



__________________________201/894-1700____________________________________
		    (Issuer's telephone number)



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


As of  November 13, 1998, - 5,690,047 shares of common stock,
$.001 par value.



Transitional Small Business Disclosure Form  Yes _____  No __X__









Part I.  FINANCIAL INFORMATION

Item I.  Financial Statements

			ATS MONEY SYSTEMS, INC.
		      CONSOLIDATED BALANCE SHEETS

					       SEPTEMBER 30   DECEMBER 31
						  1998           1997
						(UNAUDITED)
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                      $   272,431   $  424,168
 Trade accounts receivable, less allowance
  for doubtful accounts of $102,795 in 1998
  and $100,118 in 1997                            1,748,995    2,281,677
 Inventories                                        718,047      562,681
 Prepaid expenses and other current assets          113,661       83,492
						  _________   __________

	Total current assets                      2,853,134    3,352,018

PROPERTY - At cost:
 Office furniture                                    96,659       95,994
 Office machinery and equipment                     226,816      216,267
						  _________     ________

	   Subtotal                                 323,475      312,261

    Less Accumulated depreciation                   183,105      148,320
						  _________    _________
	   Property - net                           140,370      163,941

OTHER ASSETS:
 Software costs, less accumulated amortization
  of $1,162,530 in 1998 and $788,531 in 1997      1,671,052    1,519,991
 Deposits                                            76,380       52,280
						 __________    _________

       Total other assets                         1,747,432    1,572,271
						 __________    _________

TOTAL                                           $ 4,740,936  $ 5,088,230
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                       $    39,978  $   664,726
 Accrued expenses                                   288,288      794,519
 Deferred revenue                                   766,125      206,799
 Deferred income taxes                               43,561       43,561
 Other liabilities                                    3,649      126,804
						___________   __________

       Total current liabilities                  1,141,601    1,836,409

LONG-TERM-Deferred Credit, less amortization of
   $117,606 in 1998 and $96,241 in 1997             167,542      188,926

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value, 25,000,000
  shares authorized, 5,941,547 shares issued
  at September 30, 1998 and 5,922,731 issued
  at December 31, 1997                                5,941        5,923
 Additional paid-in capital                       2,243,615    2,383,033
 Accumulated earnings                             1,182,468      674,039
 Treasury stock - 231,500 shares at              (      231)   (     100)
  September 30, 1998 and 100,000 shares
  at December 31, 1997, at par value            ___________  ___________

	Total stockholders' equity                3,431,793    3,062,895
						___________   __________

TOTAL                                          $  4,740,936  $ 5,088,230


See notes to consolidated financial statements.






				ATS MONEY SYSTEMS, INC.
		       CONSOLIDATED STATEMENTS OF OPERATIONS
		NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
				   (UNAUDITED)





					       SEPTEMBER 30   SEPTEMBER 30
						  1998           1997
REVENUE:
 Equipment and systems sales                   $ 8,614,203    $ 4,567,328
 Equipment maintenance and service revenue       1,958,395      1,849,708
						__________      _________

     Total revenue                              10,572,598      6,417,036



COST AND EXPENSES:
 Cost of goods sold and service expense:
   Equipment and systems                         5,395,511      2,044,040
   Equipment maintenance and service               828,621        752,521
 Selling, general and administrative expenses    3,542,776      3,149,578
						__________     __________

	Total costs and expenses                 9,766,908      5,946,139
						__________     __________

INCOME FROM OPERATIONS                             805,690        470,897


INTEREST INCOME                                     27,739         48,801

						__________     __________
INCOME BEFORE INCOME TAXES                         833,429        519,698


INCOME TAXES                                       325,000        208,000
						__________     __________

NET INCOME                                     $   508,429    $   311,698


EARNINGS PER COMMON SHARE:
  Basic and diluted                                   $.09           $.05



WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                   5,866,615      5,793,911

See notes to consolidated financial statements.








			ATS MONEY SYSTEMS, INC.
		CONSOLIDATED STATEMENTS OF OPERATIONS
	   THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
			    (UNAUDITED)





					       SEPTEMBER 30   SEPTEMBER 30
						  1998           1997

REVENUE:
 Equipment and systems sales                   $ 1,779,650    $ 1,266,760
 Equipment maintenance and service revenue         665,117        648,667
					       ___________    ___________

     Total revenue                               2,444,767      1,895,427


COST AND EXPENSES:
 Cost of goods sold and service expense:
   Equipment and systems                            769,665         649,975
   Equipment maintenance and service                261,056         266,783
 Selling, general and administrative expenses     1,091,101       1,035,477
						 __________       _________

     Total costs and expenses                     2,121,822       1,952,235
						 __________       _________

INCOME (LOSS) FROM OPERATIONS                       322,945        ( 56,808)


INTEREST INCOME                                       5,099          16,318
						 __________      __________

INCOME (LOSS) BEFORE INCOME TAXES                   328,044         (40,490)


INCOME TAXES                                        128,000         (10,000)

						___________     ___________

NET INCOME (LOSS)                               $   200,044     $   (30,490)


EARNINGS (LOSS) PER COMMON SHARE:
   Basic and diluted                                   $.03         (  $.01)



WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     5,812,381       5,885,448


See notes to consolidated financial statements.









			ATS MONEY SYSTEMS, INC.
		  CONSOLIDATED STATEMENTS OF CASH FLOWS
	  NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
			     (UNAUDITED)

					       SEPTEMBER 30   SEPTEMBER 30
						  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                    $    508,429   $   311,698
  Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation and amortization                     387,402       267,392
  Changes in current assets and liabilities:
   Trade accounts receivable - net                  532,682       476,856
   Inventories                                  (   155,366)    ( 136,559)
   Prepaid expenses and other current assets    (    30,169)      116,486
   Accounts payable - trade                     (   624,748)    ( 134,177)
   Deposits                                     (    24,100)
   Accrued expenses                             (   506,231)      514,403
   Deferred revenue                                 559,326       473,384
   Other liabilities                            (   123,155)    (  89,818)
						___________     _________

     Net cash provided by operating activities      524,070     1,799,665
						___________     _________


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capitalization of software development costs   (   525,062)   (  781,693)
 Additions to property                          (    11,214)   (   73,728)
						____________   __________

	Net cash used in investing activities   (   536,276)   (  855,421)



CASH FLOWS FROM FINANCING ACTIVITIES:
 Repurchase of Company Common Stock             (   145,364)         -
 Proceeds from the issuance of common stock           5,833         3,375



      Net cash (used in) provided by financing  ___________    __________
       activities                               (   139,531)        3,375



NET INCREASE (DECREASE) IN CASH AND             ___________    __________
   CASH EQUIVALENTS                             (   151,737)      947,619


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      424,168       308,138

						___________    __________

CASH AND CASH EQUIVALENTS, END OF PERIOD       $    272,431   $ 1,255,757


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for:
  Interest                                     $        660   $      -



 Income Taxes (Refund)                         $    569,045   $(    5,790)


See notes to consolidated financial statements.








			ATS MONEY SYSTEMS, INC.
		Notes to Consolidated Financial Statements
			     (Unaudited)
			  SEPTEMBER 30, 1998





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


In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1998, the results of its operations for the three month and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Information included in the consolidated balance sheet as of December 31, 1997 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1997, to which reference is made. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


Note 2 - Inventories


Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.


Note 3  - Capitalized Software Costs


The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the products. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $373,999 and $257,768 for the nine month periods ended September 30, 1998 and 1997, respectively, and $132,376 and $87,988 for the three month periods ended September 30, 1998 and 1997, respectively.


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


Director Stock Plan - In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which, as amended, the Company's non-employee directors, upon first being elected to the Board, are granted 10,000 shares of common stock, and thereafter, on each reelection, are granted non-qualified stock options to purchase 10,000 shares of common stock of an exercise price equal to the then fair market value of such shares. In 1995, the non-employee directors were granted an aggregate of 40,000 shares of common stock under this plan, all of which were issued during 1996.

A summary of the details of all stock options granted and outstanding balances are presented below:



		 Option         Options             Options Outstanding
Grant             Price   Exercised  Canceled   September 30,   December 31,
						   1998           1997
  1993
    140,869      .28125   35,941     4,184         -               -
			  30,820                 69,924          69,924
     18,816         .31   18,816                    -            18,816
     15,315      .28125                          15,315          15,315



  1994
     21,000        1.25              9,000          -               -
				    12,000          -               -
     15,000       1.375                          15,000          15,000



  1996
     37,626     1.03125              3,081          -               -
				     4,640       29,905          29,905
      8,375      1.1344                           8,375           8,375
      2,500      1.1344              2,500          -               -



  1997
     34,000         .71              6,000       28,000          28,000
     20,000*      .8281                          20,000          20,000
     10,000*      .9109                          10,000          10,000



  1998
     19,200         .92                          19,200             -
      6,000        1.01                           6,000             -
     30,000*        .95                          30,000             -

			  ________  _______    ________         _______


  Total                   85,577    41,405      251,719         215,335

*Non-Employee Directors




Accounting for Grant of Stock Options - In connection with the adoption of SFAS 123, "Accounting for Stock-Based Compensation," which was effective in 1996, the Company elected to continue to account for its stock options using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under SFAS 123 earnings per share would not be affected, although the proforma effect would have reduced net income by approximately $21,600 for the year ended December 31, 1997.


Common Stock Warrants - In connection with services to be rendered by an investment banker, as of April 7, 1997, the Company granted to the investment banker warrants to purchase 80,000 shares of common stock exercisable at $.75 per share; agreed to grant and granted to the investment banker on April 8, 1998, warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share and, unless the agreement is canceled by the Company before April 8, 1999, agreed to grant to the investment banker on such date warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share. All of the warrants will expire on April 7, 2001, unless exercised prior thereto. Based upon the fair value of the warrants at the grant date, no expense was recognized in 1997 or the first nine months of 1998.


Repurchase of Common Stock - On May 22, 1998, the Board of Directors authorized the Company to repurchase up to 500,000 shares of its common stock. As of September 30, 1998, the Company had repurchased 131,500 shares at prices ranging from $1.03 per share to $1.15 per share.


Note 7 - Commitments and Contingencies


At September 30, 1998, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through February
28, 2004 requiring minimum rental payments as follows:

Year Ending December 31:
     1998 (Balance of year) $   80,484
     1999                      371,750
     2000                      291,660
     2001                      251,610
     2002                      249,612
     2003                      249,612
     2004                       41,602
			    $1,536,330


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








COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 (THE "1998 PERIOD") TO THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 (THE "1997 PERIOD").


Total revenues for the 1998 Period were $10,572,598, an increase of $4,155,562 (64.8%). Equipment and system sales increased $4,046,875 (88.6%) to $8,614,203 in the 1998 Period. This was
primarily due to a large order from a single retail chain. Maintenance and service revenues were $1,958,395 for the 1998 Period. This was an increase of $108,687 (5.9%) from the 1997 Period as a result of additional systems under contract during the 1998 Period.



Cost of equipment and system sales rose from 44.8% of sales in the 1997 Period to 62.6% of sales in the 1998 Period due to the significant increase in equipment sales which carry lower margins than system sales, which include related software. Cost of maintenance and service increased from 40.7% in the 1997 Period to 42.3% in the 1998 Period primarily due to increased time spent in support of maintenance.



Selling, general and administrative expenses were $3,542,776 in the 1998 Period compared to $3,149,578 in the 1997 Period. This was an increase of $393,198 (12.5%) and was primarily attributable to increased commissions on increased sales and greater salary expense.



Interest income for the 1998 Period was $27,739 compared to $48,801 for the 1997 Period. This decrease of $21,062 (43.2%) was due to a decrease in available invested cash resulting from less cash received in advance from maintenance customers and a slower turnover of receivables as well as our Stock Repurchase Plan.



Incomes taxes were $325,000 in the 1998 Period compared to $208,000 in the 1997 Period. This increase of $117,000 (56.3%)
was due to a increase in income from operations.



As a result of the foregoing, net income was $508,429 for the 1998 Period compared to $311,698 for the 1997 Period. This was an increase of $196,731 (63.1%).








COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 (THE "1998 QUARTER") TO THE THREE MONTHS
ENDED SEPTEMBER 30, 1997 (THE "1997 QUARTER").


Total revenues for the 1998 Quarter were $2,444,767 an increase of $549,340 (29.0%). System and equipment sales increased $512,890 (40.5%) to $1,779,650 for the 1998 Quarter due to
shipments to two major retailers. Maintenance and service revenues were $665,117 for the 1998 Quarter. This was an increase of $36,450 (5.8%) from the 1997 Quarter.



Cost of equipment and system sales fell from 51.3% of sales in the 1997 Quarter to 43.2% of sales in the 1998 Quarter due to the increase in system sales (which includes related software) and which have higher margins than equipment sales. Cost of maintenance and service decreased from 42.4% in the 1997 Quarter to 39.2% in the 1998 Quarter primarily due to lower costs from a third party maintenance provider.



Selling, general and administrative expenses were $1,091,101 in the 1998 Quarter compared to $1,035,477 in the 1997 Quarter. This was an increase of $55,624 (5.4%) and was attributable to increased commissions on increased sales and increased salary expense.



Interest income for the 1998 Period was $5,099 compared to $16,318 for the 1997 Quarter. This decrease of $11,219 (68.8%) was attributable to a decrease in available invested cash resulting from less cash received from maintenance customers who previously paid a full year in advance as well as our Stock Repurchase Plan.



Income taxes were $128,000 in the 1998 Quarter compared to an income tax benefit of $10,000 in the 1997 Quarter. This increase of $138,000 was due to income from operations in the 1998 Quarter, while a loss from operations was sustained in the 1997 Quarter.



As a result of the foregoing, net income was $200,044 for the 1998 Quarter compared to a $30,490 net loss for the 1997
Quarter.








Financial Condition:


At September 30, 1998, the Company had working capital of $1,711,533 (an increase of $195,924 from $1,515,609 at December
31, 1997) and cash and cash equivalents (including short-term investments) of $272,431 (as compared to $424,168 at December 31, 1997). At September 30, 1998, the Company did not have any outstanding borrowings.



During the first nine months of 1998, operating activities provided $524,070 of net cash, primarily from customers who
prepay their annual maintenance contracts.   Investing
activities used $536,276 of net cash primarily for software development and financing activities used $139,531 of net cash as a result of the net repurchasing of common stock. As at October 23, 1998, the Company has repurchased 151,500 shares of stock. The Company plans to repurchase additional stock in accordance with its repurchase policy.



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



The Company leases its facilities. As of September 30, 1998, the Company had no material commitments for capital expenditures.



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


Many of the stand-alone products sold by the Company do not contain a dating mechanism and such systems, therefore, are deemed to be Year 2000 compliant. The Company's CP-4000 Retail Cash Office Management System is designed to be Year 2000 compliant. However, several of the older systems sold by the Company, such as its CP-2000 Deposit/Register Verification System and CP-3000 Retail Cash Office Management System, which contain internal dating mechanisms, are not currently Year 2000 compliant. The Company's warranties on these systems do not require the Company to enhance such systems to resolve the Year 2000 Issue, although the Company believes that certain of its customers who do not desire to upgrade such systems before the Year 2000 may request that the Company supply hardware or software to make such systems Year 2000 compliant.


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


The Company has not yet prepared enhancements of the software in its older systems to the extent that Year 2000 compliance requires a software modification; however, the Company intends to take such action if it determines that such action will be requested by its customers. The cost to the Company of such software enhancements is not anticipated to be material to the Company's financial position or future results of operations in any given year, although there can be no assurance that presently unforeseen computer programming difficulties will not arise. The Company believes that it will be able to recoup its software enhancement costs from its customers who request that their older systems be modified to be Year 2000 compliant.








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

				     ATS Money Systems, Inc.
					  (Registrant)




___________________________       _________________________________
   November 13, 1998                 Gerard F. Murphy
       (Date)                        Chief Executive Officer
				     President
				    (Principal Executive Officer)





____________________________     ___________________________________
   November 13, 1998                 Joseph M. Burke
       (Date)                        Vice President - Finance
				    (Principal Accounting and Financial
				      Officer)