Form 10KSB
period 1998-12-31
ATS MONEY SYSTEMS INC
filed 1999-03-31
CIK 828509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934:
    For the fiscal year ended December 31, 1998

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF   1934:   For  the   transition   period   from   __________________
    to _________________.

                         Commission File number 0-17773

                             ATS MONEY SYSTEMS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                Nevada                                  13-3442314
                ------                                  ----------
  (State of other jurisdiction of          (I.R.S. employer identification No.)
  incorporation or organization)

                 25 Rockwood Place, Englewood, New Jersey   07631
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip code)

                    Issuer's telephone number: (201) 894-1700
                                               --------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes:  X   No:
     ---      ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $14,447,077
                                                                  -----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

         Approximately $1,772,119 based on the average of the high bid price $ 25/32 and low asked price $ 27/32 published by the National Quotation Bureau Inc. on March 11, 1999.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 11, 1999 - 5,841,547 shares of Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1999 definitive, annual meeting proxy statement to be filed with the Commission - incorporated by reference into Part III.

         Transitional Small Business Disclosure Format: Yes:     No:  X
                                                             ---     ---

         THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, CERTAIN FORWARD-LOOKING STATEMENTS THAT MAY INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S BELIEF AS WELL AS ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO, MANAGEMENT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1
         - "DESCRIPTION OF BUSINESS", ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT, AS WELL AS GENERAL ECONOMIC CONDITIONS, ECONOMIC CONDITIONS IN THE INDUSTRIES IN WHICH THE COMPANY'S CUSTOMERS COMPETE, A DETERMINATION BY THE COMPANY'S CUSTOMERS TO PROLONG THE TEST CYCLES OF THE COMPANY'S EQUIPMENT, SOFTWARE AND SOFTWARE SUPPORT SERVICES AND A DETERMINATION BY THE COMPANY'S CUSTOMERS TO MODIFY OR CHANGE THEIR UNDERLYING COMPUTER AND CASH REPORTING SYSTEMS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULT OF ANY REVISIONS TO ITS FORWARD-LOOKING STATEMENTS THAT MAY BE MADE IN THIS ANNUAL REPORT TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS ANNUAL REPORT OR TO REFLECT THE OCCURRENCE OF OTHER UNANTICIPATED EVENTS.


PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

         ATS Money Systems, Inc. ("ATS"), with Innovative Electronics, Inc. ("IEI"), a wholly-owned subsidiary (collectively, the "Company"), is engaged in the development, sale and service (i) of currency counting systems and equipment for department and chain stores' cash offices and bank commercial vaults, and
(ii) of specialized information communications systems primarily used by chain stores. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. The Company was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.

         In August 1994, the Company, through IEI (which was formed for such purpose), acquired the business and substantially all of the assets of Innovative Electronics, Inc. Based in Miramar, Florida, IEI is engaged in the business of marketing hardware and software products designed by IEI or its predecessor to permit the exchange of pricing, product and other information among stores within a chain and between such stores and the stores' headquarters.

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

         The principal products sold by the Company during 1998 were its newly developed PowerEncode Check Encoding System, CP-4000 Retail Cash Office Management System, ATS CP-3000 Retail Cash Office Management System, ATS PowerVault Cash Management System, and the ATS CP-2000 Deposit/Register Verification System, which products accounted for approximately 78% of the Company's 1998 equipment and systems sales and, through IEI, StoreComm ISP and its related hardware. The Company also sells various types of currency/document counters and dispensers.

PowerEncode Check Encoding System
---------------------------------

         The ATS PowerEncode check encoding system was developed to reduce the cost of handling checks at retail store locations. The system automatically balances checks to point-of-sale ("POS") supplied data, and pre-encodes the check amounts prior to deposit. The system provides and maintains continuous hands free operation that greatly reduces store labor required to complete these functions versus present procedures. ATS offers the system as part of a new Value Added Reseller Agreement with Unisys Corporation.

CP-4000 Retail Cash Office Management System
--------------------------------------------

         The CP-4000 System was developed in order to allow the Company to take advantage of the significant marketing effort being made by Microsoft Corporation to promote its Windows(R) and Windows NT(R) operating systems. The CP-4000 System is written in native NT code and incorporates all of the features of the CP-3000 System with the added advantage of dual processing capability. The dual processing capability allows two applications to be run at the same time, with the labor expended being no more than would have been used for a single application. A good example of this capability is the ATS PowerEncoding application being run simultaneously with the retail register settlement application with no additional labor expended.

ATS CP-3000 Retail Cash Office Management System
------------------------------------------------

         The CP-3000 System was developed for the retail industry in response to the trend of using a UNIX(R) operating system in store operations. Application software for the CP-3000 System is loaded into a central in-store processor (an "ISP"), thereby eliminating the need for stand-alone computers and, in their place, using low-cost ASCII terminals. The software for the CP-3000 System is written in C language, which allows it to be used in a stand-alone PC, a PC emulating a terminal or an ASCII terminal connected to the host ISP, thereby making the system suitable for retailers using UNIX(R) or other operating systems. The CP-3000 System utilizes advanced software screen managers. It is intended to offer the user greater flexibility and to provide the Company with the ability to offer custom applications without extensive code writing. The Company believes that this feature enables the CP-3000 System to be more competitive without eroding profit margins. The selling price of the CP-3000 System varies substantially depending upon the specific requirements of the customer for hardware, software and peripherals.

ATS PowerVault Cash Vault Management System
-------------------------------------------

         The PowerVault System was developed to provide a more comprehensive solution for the requirements of larger banks. The PowerVault System utilizes LAN technology and software such as Microsoft(R) Windows(R) and Microsoft Access(R). While the PowerVault System retains all of the benefits to users of the CP-2000 System, it is designed to provide a significant increase in control over, and accountability for, funds as they move within the cycle of a vault. In addition, the PowerVault System offers the capability of providing reports, in hard copy or file, to customers as soon as their deposits have been processed. The PowerVault System uses a combination of workstations with application software providing different functions for the various steps in vault processing. Because the requirements of each vault differ to some degree, the number of workstations and the price of the total system fluctuate substantially.

ATS CP-2000 Deposit/Register Verification System
------------------------------------------------

         The system is an integrated system consisting of a computer, a currency counter, one or more peripherals and a proprietary software system, which provides an alternative to performing manual record keeping of cash receipts and transfers, and is used primarily by banks and retail establishments. The system, using an IBM-PC or compatible computer, interfaces with the Company's currency counters to speed up counting, tally various accounts, maintain period-to-date totals, maintain records and automatically prepare and print various management reports as a by-product of the counting operation. The system's software is readily modifiable to fit the particular needs of a user and can be upgraded. All information is captured on diskette or fixed disk, which assists in generating historical account analysis for management.

        The system is designed for operators with little or no prior computer experience. Its appeal to management is based on the significant labor savings, which can be achieved through the automation of the counting and reporting functions. If the user does not have an IBM-PC or compatible computer and the associated currency counting equipment to use the system, the Company can furnish all of the necessary equipment. The system varies in price depending upon the hardware configuration and the specific application software used.

StoreComm2000
-------------

         The StoreComm2000 product suite, designed for the retail environment, is a distributed processing system that provides transaction data processing in the retail stores and at the data center. StoreComm2000 is comprised of three subsystems: StoreComm/Host and StoreComm/ISP, which are interrelated components, and StoreComm/POS.

         StoreComm/Host - The StoreComm/Host product is a set of software applications that run on the retail data center host processor, typically IBM mainframe, AS/400(TM) or Tandem. StoreComm/Host allows retailers to configure, manage and control their store network, from the central host site. This system facilitates the transfer of data between corporate headquarters and the retail stores within the chain, PLU (price look-up) management, credit authorization, and the ability to make real-time inquiries on store level information.

         StoreComm/ISP - The StoreComm/ISP is an in-store processing software package that resides in each store in the retail chain, to which all POS terminals are networked. This software (and optional IEI communications hardware/printed circuit board) runs on an IBM compatible PC with a Pentium(R) or higher processor. Several operating environments are supported, including UNIX and Windows NT. StoreComm/ISP is the in-store control point and each store's information gateway between the POS and the data center host. The StoreComm/ISP monitors and collects all POS transactions as they occur and processes this data into useful reports. In addition, StoreComm/ISP can provide the POS terminals and other networked devices with access to added functionality, such as credit verification, price look-up, e-mail, layaway and gift certificate tracking. During 1998, IEI provided a customized version of its Windows NT based StoreComm/ISP for a major, southeast US based retail chain. Implementation of the solution enabled the customer to extend the life of their existing POS terminals, thereby preserving a significant POS investment.

         StoreComm/POS - StoreComm/POS is the point-of-sale software transaction set that runs on the POS terminals. The StoreComm/POS is designed to run on a variety of terminal types, including all PC-based POS terminals, such as terminals manufactured by NCR, IBM and Fujitsu-ICL, as well as some older non-PC based POS terminals. The StoreComm/POS software uses a CRT as its display to provide the cashier with a full-screen menu driven interface and utilizes a function key oriented keyboard. An optional feature of the StoreComm/POS is the application and development test tool, which allows the retailer to customize the software and automate testing of modifications made.

Other Products
--------------

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

         The ATS-601, an electronic scale for weighing currency and coins, does the work of a friction feed currency counter and a coin counter at the approximate cost of only one of those units. As a result, the user benefits through a reduction in capital expenditure, as well as a reduction in annual maintenance, since the ATS-601 has no mechanical parts to wear or be re-adjusted.

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

MAINTENANCE AND SERVICE CONTRACTS

         The Company generally warrants its products for 90 days after the sale. Warranty and after-warranty service on all hardware products is provided through a national third-party service company under contract to the Company. As a result, a customer usually is able to receive a response to a service request within four business hours and the Company does not incur the overhead expenses which would normally be associated with maintaining a field service department. Warranty and after-warranty service on all software products is handled over the telephone by the Company's help-desk personnel who are trained on the various systems installed in customers' locations.

         Pursuant to its maintenance contracts, customers purchasing complete systems have access to a toll-free "hot line" which allows them to call the Company directly if they have a problem. The Company's support department determines the nature of the problem and arranges for the dispatch of technical service when necessary. If the problem is operator-oriented, it is usually correctable without a visit from a field technician. Customers purchasing stand-alone equipment have access to the Company's third party service company in the event of a problem. Customers who purchase StoreComm 2000 systems call IEI directly if they have a problem, where customer support personnel are available to help resolve the problem.

         The Company's maintenance contracts usually are for a maximum of one year, generally commence at the beginning of the calendar year and are prepaid in full at such time. The Company retains ownership of all service contracts with its customers, which are priced to return a profit to the Company.

MARKETING

         The Company believes that the immediate market for its products are those businesses that handle large amounts of cash on a daily basis, such as retail chain stores, department stores and banks. The Company is an established supplier of currency counting and control systems and equipment and, since its acquisition of IEI, has begun to establish itself as a supplier of hardware and software systems designed to permit the exchange of data among stores within a chain. In the retail industry, the Company's customers include Bergdorf-Goodman, T.J. Maxx, Target Stores, Mervyns, The Home Depot, Lowe's Companies, Inc., Ames Department Stores and Carson Pirie Scott & Company. The Company's users also include major banks in the United States as well as national and regional armored car operators.

         In general, because of the nature of the Company's products, a large potential customer will normally place a small order for the Company's products for testing in one or several locations. If testing meets the customer's criteria, the customer will generally order a large quantity of product for installation throughout its locations and, thereafter, will order decreasing quantities to complete installation at smaller or newly established locations. During 1998, sales to Target Stores and Mervyns, both divisions of Dayton-Hudson Corporation and sales directly to Dayton-Hudson, in the aggregate, accounted for approximately 46% of the Company's total revenues. In addition, Home Depot accounted for 17% with no other customer accounting for more than 5% of the Company's total revenues. The Company's bank sales are not seasonal, but its sales to retailers generally occur during the first three quarters of each year.

         The Company markets its products on a national basis, primarily by its own employees, supervised by the Company's executive officers. Although the Company expects that a high percentage of its future sales will continue to be made by its own employees, the Company continues to review potential strategic alliances and, should any opportunity arise, the Company may take advantage of the sales potential available through the formation of strategic business alliances with larger companies engaged in the sale of complementary products and services.

         The Company's sales staff is organized into a territory sales group, a national accounts sales group for retail cash office system sales, and a POS and communications systems solutions sales group. This structure is designed to assure coverage of the banking industry, which is comprised of local or regional organizations, and the retail industry, which is essentially controlled by chain organizations with headquarters having control over systems and purchasing. The territory sales group is responsible for direct sales to banks and independent retail operations within a specific geographical area in which the representative is assigned. This group also would serve to support the sales efforts of sales representatives of those organizations with which the Company may form a strategic business alliance. The national accounts sales group is headquartered at the Company's offices in New Jersey and is responsible for retail cash office systems sales to chain stores with centralized management and purchasing. The POS and communications systems solutions sales group is headquartered at IEI's offices in Miramar, Florida, and is responsible for the sale of POS and communications products to chain stores. The Company's sales staff receives a base salary plus commissions.

         IEI has established business alliances with several major vendors within the retail industry, namely IBM, NCR, Fujitsu-ICL and Epson, as well as non-industry specific vendors, including Microsoft, Oracle, SCO and Tandem. Through these relationships, IEI has had access to low-cost or free hardware and software for development purposes, as well as sales and marketing programs to strengthen market position.

         The Company participates in industry conferences such as the National Retail Federation ("NRF") Annual Conference, the NRF Retail Information Systems Conference, the Retail Systems Conference and Exhibition, the National Association of Convenience Stores, Food Service Technology and the Food Marketing Institute's Marketechnics Conference. In addition, the Company conducts a small number of private shows in selected cities.

PRODUCT DEVELOPMENT AND ENHANCEMENT

         The Company's software systems are proprietary. Since its inception, the Company has continued to develop and enhance its proprietary software systems to automate cash processing. During 1998 and 1997, the Company spent approximately $671,000 and $984,000, respectively, to enhance its proprietary software systems.

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

EMPLOYEES

         As of March 1, 1999, the Company had 55 full-time employees, 18 of whom are at IEI. Eleven of the Company's employees are executive and administrative personnel, fifteen are systems software development personnel, twelve are customer software support personnel, six are customer hardware support personnel and eleven are sales and marketing personnel. The Company's employees are covered by a comprehensive medical and major medical plan, and receive life insurance and long term disability benefits. The Company is not a party to any collective bargaining agreement and considers its employee relations to be satisfactory.

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

COMPETITION

         The Company's business is highly competitive. There are other manufacturers and distributors of systems and equipment, similar to the systems and equipment marketed by the Company, who are larger than the Company and possess substantially greater resources than the Company. The Company believes that most of its competitors generally sell products that are rigid in their application and not suitable for all retail operations. The Company, on the other hand, generally customizes its products to fit a customer's specific needs. As a result, the Company believes that its products currently offer a more flexible and comprehensive solution than its competitors' products.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company leases approximately 10,510 square feet in a four story brick building in Englewood, New Jersey at a current annual rental, beginning in February 1999, of $239,102 (subject to increases for real estate taxes and utility costs), for a term ending February 28, 2004 which, at the option of the Company, may be extended for an additional five years. Approximately 50 percent of the space is used for executive and sales offices, approximately 10 percent is used for storage and approximately 40 percent is used for testing and development of the Company's products. The Company also leases approximately 900 square feet of space in Englewood, New Jersey, used for storage and depot service, at a current annual rental of $9,000 for a term ending November 23, 2000.

         IEI leases approximately 11,047 square feet in a contemporary office park in Miramar, Florida at a current annual rental of $129,928 (subject to increases for real estate taxes and utility costs), for a term ending April 30, 2000.

         The Company considers its facilities suitable and adequate for its present use.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of its 1998 fiscal year.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information. The following table sets forth the quarterly high and low bid prices, as reported in the "pink sheets" published by the National Quotation Bureau Inc., for the two years ended December 31, 1998. The quotations reported represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

                     1998 Calendar Year         High Bid          Low Bid
                     ------------------         --------          -------
                     1st Quarter                 1-1/16             5/8
                     2nd Quarter                 1-5/32            29/32
                     3rd Quarter                 1-5/32            29/32
                     4th Quarter                 1                 29/32

                     1997 Calendar Year         High Bid          Low Bid
                     ------------------         --------          -------
                     1st Quarter                $  3/4            $15/32
                     2nd Quarter                  13/16            11/16
                     3rd Quarter                  15/16             3/4
                     4th Quarter                 1-1/8             25/32

         (b) Holders. As of March 5, 1999, the Company had 392 holders of record of Common Stock, including Cede & Company, which held 1,694,177 shares of Common Stock as nominee for a number of securities brokers. Bulletin Board Market Makers maintaining a market in the Common Stock on March 6, 1999 consisted of Financial America Securities, Inc; USCC Trading division of Fleet Securities, Inc.; Greenwood Partners LP, GVR Co.; Herzog, Heine, Geduld, Inc; Hill Thompson Magid & Co.; Knight Securities LP; Mayer & Schweitzer, Inc; M.H. Meyerson & Co., Inc.; Paragon Capital Corp. and Sharpe Capital Inc.

         (c) Dividends. The Company has never paid any cash dividends and does not plan to pay cash dividends in the foreseeable future. The payment of dividends will depend upon the Company's outstanding loan arrangements as well as its short-term and long-term cash availability, working capital and working capital needs and other factors, as determined by the Company's Board of Directors.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE IS MADE TO THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 - "FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10-KSB.


WORKING CAPITAL AND LIQUIDITY

Information with respect to levels of working capital and other ratios as of December 31, 1998, 1997 and 1996 is as follows:


                                                 1998          1997          1996
                                                 ----          ----          ----
WORKING CAPITAL                               $1,705,674    $1,515,609    $1,512,100
(current assets less current liabilities)
WORKING CAPITAL RATIO                          1.68 to 1     1.83 to 1     2.78 to 1
(current assets to current liabilities)
PERCENTAGE OF CURRENT LIABILITIES TO              72%           60%           35%
STOCKHOLDERS' EQUITY
PERCENTAGE OF TOTAL LIABILITIES TO                77%           66%           45%
STOCKHOLDERS' EQUITY

         At December 31, 1998, cash (and cash equivalents) amounted to $286,368, and the Company did not have any outstanding borrowings. In April 1997, First Union National renewed a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to such bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. As of December 31, 1998, the Company did not have any draw against this line of credit.

         Management believes that economic conditions within the two largest industries from which the Company draws its customers, retail and banking, will continue to improve in 1999, which may result in increased revenues for the Company.

         The Company believes that its working capital and available cash during 1999 will be adequate to maintain its operations and pay its outstanding obligations as they become due, and that excess cash will be used primarily to purchase inventory, to enhance its software and to repurchase its outstanding common stock. The Company does not believe that it will be necessary to raise additional funds during 1999, except by temporary bank borrowings in the normal course of business.

         The Company does not believe that inflation will have a material impact on the Company's sales or income.

         In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. During 1998, the Company purchased 181,500 shares of its common stock for an aggregate of $196,070. The Company anticipates continuation of such program during 1999.

RESULTS OF OPERATIONS

1998 Compared with 1997
-----------------------

         Revenues for 1998 were $14,447,077, which was an increase of $4,701,661 (48.2%) from 1997 revenues of $9,745,416. Equipment and systems sales increased $4,667,283 (65.6%) to $11,781,789 from $7,114,506 in 1997. This was primarily due to sales to one major customer.

         Equipment maintenance and service revenue for 1998 was $2,665,288, an increase of $34,378 (1.3%). The increase in revenues was primarily due to additional systems under contract from one major retailer offset somewhat by the loss of contracts from other customers.

         Cost of goods sold and service expenses increased from 45.3% of sales in 1997 to 60.3% in 1998. The increase was due to a change in product mix with more revenue being generated by lower margin hardware sales.

         Selling, general and administrative expenses were $4,750,338 in 1998 compared to $4,277,352 in 1997, an increase of $472,986 (11.1%). This increase was primarily due to additional commissions of $283,302, resulting from increased sales, and increased salaries of $209,493 offset by small decreases in other expenses.

         Net interest income in 1998 was $29,695 compared to $57,086 in 1997. This was a decrease of $27,391 (48%) primarily due to lower interest rates on investments and less cash available to invest, resulting from different payment plans for maintenance contracts.

         The tax provision of $437,384 was $6,422 less than the 1997 provision of $443,806, resulting from less taxable income.

         As a result of the foregoing, the Company had net income of $572,975 compared to net income of $665,705 in 1997, a decrease of $92,730 (13.9%).

1997 Compared with 1996
-----------------------

         Revenues  for 1997  increased  $1,658,942  (20.6%) to  $9,745,416  from
$8,059,474 for 1996. Equipment and systems sales increased $1,361,788 (23.7%) to $7,114,506 from $5,752,718 in 1996, primarily due to sales to two customers.

         Equipment maintenance and service revenue during 1997 amounted to $2,630,910, an increase of $324,154 (14.1%) from 1996, primarily due to the increase in outstanding systems resulting from 1997 system sales.

         Cost of goods sold and service expenses increased from 44.4% of sales in 1996 to 45.3% in 1997. This increase was primarily due to a minor change in the mix of hardware product sold, resulting in an overall lower margin on total hardware product sales.

         Selling, general and administrative expenses were $4,277,352 in 1997 compared to $4,004,115 in 1996, an increase of $273,237 (6.8%). This increase was primarily due to additional commissions of $169,777 resulting from increased product and systems sales, increases of $144,452 in software amortization costs, and increased salary expense of $255,692 resulting from an increase in personnel. These increases were offset by a $307,828 decrease in nonrecurring professional fees which were incurred in 1996 in connection with the investigation and negotiation of a potential acquisition which did not materialize.

         Net interest income in 1997 was $57,086, an increase of $18,319 (47.3%) over 1996. This increase resulted from an increase in short-term investments arising from increased cash flow from maintenance contracts and trade receivables.

         The tax provision of $443,806 was $244,546 (122.7%) greater than the 1996 provision of $199,260, as a result of higher taxable income.

         As a result of the foregoing, the Company had net income of $665,705 for 1997 compared to net income of $317,382 in 1996, an increase of $348,323 (109.7%).

Impact of the Year 2000 Issue
-----------------------------

Background
----------
Many currently installed computer systems and software currently record years in a two-digit format. Such computer systems and software, if not modified, will be unable to properly recognize dates beyond the year 1999. This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

Internal Systems
----------------
The Company has reviewed all of its internal systems and has determined that substantially all of the Company's internal systems are Year 2000 compliant.
Remediation is required for certain systems. The current cost estimate of such remediation is approximately $50,000.

Current Products
----------------
Many of the stand-alone products sold by the Company do not contain a dating mechanism and such systems, therefore, are deemed to be Year 2000 compliant. The current versions of the Company's products which contain dating mechanisms, including the associated software, are Year 2000 compliant.

Previously Sold Hardware
------------------------
The Company does not manufacture any of the hardware which it sells to its customers, certain of which is standard computer hardware supplied to the Company for resale by third party manufacturers. The Company has identified all hardware, which it has sold to its customers during the previous five years which will require modification to ensure Year 2000 compliance. Although the Company's warranties on this older hardware have expired, the Company is in the process of verifying from its third-party manufacturers whether the hardware previously supplied by such manufacturers is Year 2000 compliant and, if not, whether such manufacturers intend to furnish appropriate modifications to their hardware in the normal course to ensure timely Year 2000 compliance. Although the Company anticipates that such verification process will be completed during the second quarter of 1999, all of the responses which the Company has received to date confirm Year 2000 compliance or timely availability of appropriate Year 2000 modifications. However, several manufacturers which the Company had dealt with are no longer in business and there can be no assurance that all other manufacturers will respond to the Company's inquiries or will furnish appropriate modifications to their previously sold hardware in the normal course to ensure timely Year 2000 compliance. To the extent that Year 2000 compliance requires a hardware remedy which will not be supplied by the third-party manufacturer, external clock and dating mechanisms to interface with the Company's previously sold hardware are commercially available at the present time at minimal cost and can be supplied by the Company, in the event that the Company is requested to do so by its customers.

Previously Furnished Third-Party Software
-----------------------------------------
Certain of the software which the Company previously had supplied to its customers (including software prepackaged by hardware manufacturers with their hardware) was developed by third-party suppliers, and the remaining software was developed by the Company. The Company has identified all third-party software which it has supplied to its customers during the previous five years which will require modification to ensure Year 2000 compliance, and has completed its verification that such software either is Year 2000 compliant or, if not, whether such suppliers intend to furnish appropriate modifications to their software in the normal course to ensure timely Year 2000 compliance. The Company has been advised that all of such software either is Year 2000 compliant or is expected to be timely modified to be Year 2000 compliant, except that Microsoft Corporation has advised that Microsoft(R) Access(R) version 1.1 and version 2 and Microsoft Basic Compiler(R) version 4.5 (and previous versions), which software previously had been supplied by the Company with certain of its older systems, are not Year 2000 compliant and will not be upgraded by Microsoft. However, the Company believes that those portions of such non-compliant software which continue to be used is not critical to any of the operations of the systems sold by the Company in which such software is used, and that continued use of such software will not affect the operations of, or the results to be obtained from, such systems.

Previously Furnished Company Developed Software
-----------------------------------------------
Several of the systems sold by the Company before 1998, such as its CP-2000 Deposit/Register Verification System and older versions of its CP-3000 Retail Cash Office Management System, contain software developed by the Company which uses internal dating mechanisms that are not Year 2000 compliant. The Company's warranties on these older systems do not require the Company to enhance such systems to resolve the Year 2000 issue, although the Company believes that certain of its customers who do not desire to replace such systems before the Year 2000 may request that the Company supply software to make such systems Year 2000 compliant. The Company already has designed generic software enhancements for all of these older systems at a cost of approximately $15,000, which has been charged to expense. However, many of these older systems have unique features, and specific modification of the Company's generic software enhancements generally would be necessary for application to any specific customer. The cost to the Company of such specific software modifications will depend on the number of customers who request that their older Company developed software be modified to be Year 2000 compliant. The Company believes that it will be able to fully recoup these software modification costs from its customers.

Key Suppliers and Customers
---------------------------
The Company has commenced a program to assess the possible effects on the Company's operations of Year 2000 readiness by its key suppliers and customers, and is in the process of requesting verification of such readiness. The Company is developing a contingency plan in the event of non-compliance with the Year 2000 issue by its key suppliers and customers and, as a result, does not yet know whether any possible noncompliance will have a material effect on the Company and its future results of operations.

ITEM 7 - FINANCIAL STATEMENTS


                                 ATS MONEY SYSTEMS, INC.

   Consolidated Financial Statements as of December 31, 1998 and 1997 and for each of the Three Years in the Period Ended December 31, 1998 and Independent Auditors' Report


                     -----------------------------------------------


                                 ATS MONEY SYSTEMS, INC.
                                    TABLE OF CONTENTS
                               --------------------------


                                                                                     Page
                                                                                     ----
INDEPENDENT AUDITORS' REPORT                                                          F-1

CONSOLIDATED FINANCIAL STATEMENTS:

         Balance Sheets                                                               F-2

         Statements of Income                                                         F-3

         Statements of Changes in Stockholders' Equity                                F-4

         Statements of Cash Flows                                                     F-5

         Notes to Financial Statements                                        F-6 to F-11

INDEPENDENT AUDITORS' REPORT

ATS Money Systems, Inc.

We have audited the accompanying consolidated balance sheets of ATS Money Systems, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ATS Money Systems, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Parsippany, New Jersey
March 25, 1999

ATS MONEY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
======================================================================================================

ASSETS                                                                          1998           1997
                                                                            -----------    -----------
CURRENT ASSETS:
         Cash and cash equivalents                                          $   286,368    $   424,168
         Trade accounts receivable, less allowance for doubtful accounts
         of $140,629 in 1998, and $100,118 in 1997                            3,251,810      2,281,677
         Inventories (Note 4)                                                   598,667        562,681
         Prepaid expenses and other current assets                               63,513         83,492
                                                                            -----------    -----------
                  Total current assets                                        4,200,358      3,352,018
                                                                            -----------    -----------

PROPERTY - At cost
         Office furniture                                                        96,659         95,994
         Office machinery and equipment                                         235,158        216,267
                                                                            -----------    -----------
                  Subtotal                                                      331,817        312,261

         Less accumulated depreciation                                          199,388        148,320
                                                                            -----------    -----------

                  Property - net                                                132,429        163,941
                                                                            -----------    -----------

OTHER ASSETS:
         Software costs, less accumulated amortization of $1,039,667 in
         1998 and $788,531 in 1997 (Note 2)                                   1,685,381      1,519,991
         Deposits                                                                82,562         52,280
                                                                            -----------    -----------
                  Total other assets                                          1,767,943      1,572,271
                                                                            -----------    -----------
TOTAL                                                                       $ 6,100,730    $ 5,088,230
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                              $ 1,629,655    $ 1,459,245
         Deferred revenue                                                       677,969        206,799
         Deferred income taxes (Note 8)                                          95,702         43,561
         Other liabilities                                                       91,358        126,804
                                                                            -----------    -----------
                  Total current liabilities                                   2,494,684      1,836,409
                                                                            -----------    -----------

LONG-TERM - Deferred credit, less accumulated amortization of $124,753
in 1998 and $96,241 in 1997 (Note 3)                                            160,414        188,926
                                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Note 7):
         Common stock, non-cumulative, voting - $.001 par value, 25,000,000 shares authorized, 5,941,547 and 5,922,731 shares
         issued at December 31, 1998 and 1997, respectively                       5,942          5,923
         Additional paid-in capital                                           2,192,958      2,383,033
         Accumulated earnings                                                 1,247,014        674,039
         Treasury stock - 281,500 and 100,000 shares, at par value, at
         December 31, 1998 and 1997, respectively                                  (282)          (100)
                                                                            -----------    -----------
                  Total stockholders' equity                                  3,445,632      3,062,895
                                                                            -----------    -----------

TOTAL                                                                       $ 6,100,730    $ 5,088,230
                                                                            ===========    ===========

See notes to financial statements.

ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
====================================================================================================

                                                                1998          1997          1996
                                                             -----------   -----------   -----------
REVENUE:
         Equipment and systems sales                         $11,781,789   $ 7,114,506   $ 5,752,718
         Equipment maintenance and service revenue             2,665,288     2,630,910     2,306,756
                                                             -----------   -----------   -----------

              Total revenue                                   14,447,077     9,745,416     8,059,474
                                                             -----------   -----------   -----------

COSTS AND EXPENSES:
         Cost of goods sold and service expense:
              Equipment and systems                            7,610,955     3,392,435     2,633,655
              Equipment maintenance and service                1,105,120     1,023,204       943,829
              Selling, general and administrative expenses
              (Notes 5 and 12)                                 4,750,338     4,277,352     4,004,115
                                                             -----------   -----------   -----------

               Total costs and expenses                       13,466,413     8,692,991     7,581,599
                                                             -----------   -----------   -----------

INCOME FROM OPERATIONS                                           980,664     1,052,425       477,875

NET INTEREST INCOME                                               29,695        57,086        38,767
                                                             -----------   -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE                               1,010,359     1,109,511       516,642

INCOME TAX EXPENSE (Note 8)                                      437,384       443,806       199,260
                                                             -----------   -----------   -----------

NET INCOME                                                   $   572,975   $   665,705   $   317,382
                                                             ===========   ===========   ===========

EARNINGS PER COMMON SHARE (Note 2):
         Basic and diluted                                   $      0.10   $      0.11   $      0.05
                                                             ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  5,841,531     5,872,577     5,878,975
                                                             ===========   ===========   ===========



See notes to financial statements.

ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
=============================================================================================================


                                                      ADDITIONAL    ACCUMULATED                      TOTAL
                                         COMMON        PAID-IN       (DEFICIT)       TREASURY    STOCKHOLDERS'
                                          STOCK        CAPITAL       EARNINGS         STOCK         EQUITY
                                       -----------   -----------    -----------    -----------    -----------
BALANCE
  DECEMBER 31, 1995                    $     5,836   $ 2,319,920    $  (309,048)   $      (100)   $ 2,016,608

Issuance of common stock for stock
grants (40,000  shares) and upon the
exercise of stock options (16,117
shares)                                         56        54,477             --             --         54,533

Net income - 1996                               --            --        317,382             --        317,382
                                       -----------   -----------    -----------    -----------    -----------

BALANCE
  DECEMBER 31, 1996                          5,892     2,374,397          8,334           (100)     2,388,523

Issuance of common stock upon the
exercise of stock options (30,820
shares)                                         31         8,636             --             --          8,667

Net income - 1997                               --            --        665,705             --        665,705
                                       -----------   -----------    -----------    -----------    -----------

BALANCE
  DECEMBER 31, 1997                          5,923     2,383,033        674,039           (100)     3,062,895

Issuance of common stock upon the
exercise of stock options (18,816
shares)                                         19         5,813             --             --          5,832

Purchase of common stock (181,500
shares)                                         --      (195,888)            --           (182)      (196,070)


Net income - 1998                               --            --        572,975             --        572,975
                                       -----------   -----------    -----------    -----------    -----------

BALANCE
  DECEMBER 31, 1998                    $     5,942   $ 2,192,958    $ 1,247,014    $      (282)   $ 3,445,632
                                       ===========   ===========    ===========    ===========    ===========


See notes to financial statements.

ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
=================================================================================================================

                                                                           1998           1997           1996
                                                                        -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                     $   572,975    $   665,705    $   317,382
         Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      528,538        390,094        233,398
         Changes in current assets and liabilities:
                  Compensation expense recorded for common stock
                  issued under Director Stock Plan                               --             --         50,000
                  Trade accounts receivable - net                          (970,133)    (1,017,156)       296,105
                  Inventories                                               (35,986)         4,739        (46,424)
                  Prepaid expenses and other current assets                  19,979        136,430        (33,305)
                  Accounts payable and accrued expenses                     170,410      1,100,164       (214,786)
                  Deferred revenue                                          471,170       (115,326)        74,523
                  Deferred income taxes                                      52,141         38,829          4,732
                  Other liabilities                                         (35,446)       (35,159)         6,136
          Deposits                                                          (30,282)        (1,603)        40,192
                                                                        -----------    -----------    -----------

                  Net cash provided by operating activities                 743,366      1,166,717        727,953
                                                                        -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capitalization of software development costs                      (671,372)      (984,125)      (505,296)
         Additions to property                                              (19,556)       (75,229)       (83,600)
                                                                        -----------    -----------    -----------

                  Net cash used in investing activities                    (690,928)    (1,059,354)      (588,896)
                                                                        -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the issuance of common stock                           5,832          8,667          4,533
         Purchase of common stock                                          (196,070)            --             --
                                                                        -----------    -----------    -----------

                  Net cash (used in) provided by financing activities      (190,238)         8,667          4,533
                                                                        -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                                (137,800)       116,030        143,590

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                424,168        308,138        164,548
                                                                        -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   286,368    $   424,168    $   308,138
                                                                        ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
         Cash paid during the year for income taxes                     $   641,341    $    87,917    $   210,000
                                                                        ===========    ===========    ===========
         Interest paid                                                  $       660             --             --
                                                                        ===========    ===========    ===========

See notes to financial statements.

ATS MONEY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
================================================================================

 1.   DESCRIPTION OF COMPANY OPERATIONS

      ATS Money Systems, Inc. ("ATS"), with a wholly-owned subsidiary, Innovative Electronics, Inc., acquired in August, 1994 (collectively, the "Company"), is engaged in the development, sale and service of currency counting systems and equipment for department and chain stores' cash offices and bank commercial vaults and of communications systems primarily used by chain stores. In addition, the Company offers maintenance and service contracts through a national service organization on all machines and equipment it sells. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. ATS was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.

      The principal products sold by the Company during 1998 were its newly developed PowerEncode Check Encoding System, CP-4000 Retail Cash Office Management System, ATS CP-3000 Retail Cash Office Management System, ATS PowerVault Cash Management System, and the ATS CP-2000 Deposit/Register Verification System, which products accounted for approximately 78% of the Company's 1998 equipment and systems sales and, through IEI, StoreComm ISP and its related hardware. The Company also sells various types of currency/document counters and dispensers.

      The principal market for the Company's products has been in the United States.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements consist of the accounts of ATS Money Systems, Inc. and its wholly-owned subsidiary. All significant intercompany transactions and account balances have been eliminated.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments with original maturities of three months or less.

      INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for equipment held for sale.

      PROPERTY AND OTHER ASSETS- Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. At December 31, 1998, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

      CAPITALIZED SOFTWARE COSTS - The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value and are periodically evaluated for impairment. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimate of the economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $505,982, $383,470 and $305,975 for the years ended December 31, 1998,
      1997 and 1996, respectively. Fully amortized software costs of $254,846, $106,729 and $77,700 were written off in 1998, 1997 and 1996, respectively.

      REVENUE RECOGNITION - Revenue from equipment and systems sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on either delivery of the software if collectibility is probable or upon completion of the majority of the product, which equates to reaching a milestone in accordance with the contract, and any remaining insignificant obligations of the Company are accounted for by deferring a pro rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance or by recording a current year expense for the remaining costs associated with completing the project.

      EQUIPMENT MAINTENANCE AND SERVICE REVENUE - Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.

      USE OF ESTIMATES - The Company's financial statements include the use of estimates and assumptions, which have been developed by management, based on available facts and information. Actual results could differ from those estimates.

      EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the years ended December 31, 1998, 1997 and 1996 the dilutive effect on earnings per common share was insignificant.

      INCOME TAXES - The Company files a consolidated Federal tax return. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified in order to conform with the 1998 presentation.

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

4.    INVENTORIES

      Inventories consist of equipment held for sale and machine parts, as follows:

                                              1998         1997
                                           ---------    ---------

                Equipment held for sale    $ 582,489    $ 529,658
                Parts and raw materials       70,135       73,652
                Reserve for obsolescence     (53,957)     (40,629)
                                           ---------    ---------

                                           $ 598,667    $ 562,681
                                           =========    =========


 5.   RELATED PARTY TRANSACTIONS

      During 1996, the Company engaged three directors as consultants on a potential acquisition, which did not materialize. The directors were paid fees and expenses of $326, $1,013 and $11,879, respectively. Other expenses for legal, accounting and consulting services (not paid to related parties) in connection with this potential acquisition aggregated $294,610.

      During 1997, the Company paid a director consulting fees and expenses of $11,400 and $3,392, respectively.

      At December 31, 1998 and 1997, all directors and executive officers, as a group, collectively owned 40% and 41%, respectively, of the Company's common stock.

 6.   COMMITMENTS AND CONTINGENCIES

      At December 31, 1998, the Company was committed under non-cancellable, operating leases for office space, automobiles and office equipment, expiring at various dates through February 2004, requiring minimum annual rental payments as follows:


                                 1999      $  371,750
                                 2000         291,660
                                 2001         251,610
                                 2002         249,612
                                 2003         249,612
                                 2004          41,602
                                           ----------

                                           $1,445,846
                                           ==========


      Rental expense under such leases totaled $346,901, $340,827, and $343,434 for the years ended December 31, 1998, 1997 and 1996, respectively.

 7.   STOCKHOLDERS' EQUITY

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

      DIRECTOR STOCK PLAN - In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which, as amended, the Company's non-employee directors, upon first being elected to the Board, are granted 10,000 shares of the Company's common stock, and thereafter, on each reelection, are granted non-qualified stock options to purchase 10,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. In 1995, the non-employee directors were granted an aggregate of 40,000 shares of common stock under this plan, all of which were issued during 1996. In 1997, the non-employee directors were granted non-qualified options under this plan to purchase 30,000 shares of common stock at an exercise price of $.8281 per share. In 1998, the non-employee directors were granted non-qualified options under this plan to purchase 30,000 shares of common stock at an exercise price of $.9531 per share.

      The estimated fair value of options granted during 1998, 1997 and 1996 was $0.27, $0.56 and $0.08 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

      Net income to common shareholders:


                                 1998             1997           1996

          As reported          $572,975         $665,705       $317,382

          Pro forma            $564,697         $629,725       $313,360

      Net income per common share:


                            1998          1997             1996
          As reported       $.10          $0.11            $0.05

          Pro forma         $.10          $0.11            $0.05


      The fair values of options granted under the Company's stock option plan during 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: No dividend yield for 1998, 1997 and 1996, expected volatility of 53%, 18% and 20% for 1998, 1997 and 1996, respectively, and expected lives of 9.5 years for 1998 and 9 years for 1997 and 1996.

      A summary of the details of stock options granted and outstanding balances are presented below:

                                                                                      OPTIONS OUTSTANDING
                                                                                          DECEMBER 31,
                                                                                -------------------------------
                              OPTION
                 GRANT         PRICE           EXERCISED        CANCELED           1998                  1997
                -------       -------          ---------        --------         ---------             --------
     1993
     ----
                140,869        .28125            66,761            4,184           69,924(1)            69,924
                 18,816           .31                                                  --               18,816
                                                 18,816                                --                   --
                 15,315        .28125                                              15,315(1)            15,315

     1994
     ----
                 15,000         1.375                                                  --               15,000
                                                                   5,000           10,000(1)                --


     1996
     ----
                 37,626       1.03125                              7,721                                29,905
                                                                   2,658           27,247(2)                --
                  8,375        1.1344                                               8,375(2)             8,375

     1997
     ----
                 34,000           .71                              6,000               --               28,000
                                                                   2,500           25,500(3)                --
                 30,000         .8281                                              30,000(3)            30,000

     1998
     ----
                 30,000         .9531                                              30,000(4)                --
                 24,700           .92                                500           24,200(4)                --
                                              ---------       ----------        ---------             --------

                                                 85,577           28,563          240,561              215,335
                                              =========       ==========        =========             ========



(1) Fully exercisable as of December 31, 1998.

(2) 19,395 of 27,247 and 5,578 of 8,375 exercisable as of December 31, 1998.

(3) 9,158 of 25,500 and 9,999 of 30,000 exercisable as of December 31, 1998.

(4) Non exercisable as of December 31, 1998.

      COMMON STOCK WARRANTS - In connection with services to be rendered by an investment banker, as of April 7, 1997, the Company granted to the investment banker warrants to purchase 80,000 shares of common stock exercisable at $.75 per share; granted to the investment banker on April 8 1998, warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share and, unless the agreement is canceled by the Company before April 8, 1999, agreed to grant to the investment banker on such date warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share. All of the warrants will expire on April 7, 2001, unless exercised prior thereto. Based upon the fair value of the warrants at the grant dates, no expense was recognized in 1998 and 1997.

8.    INCOME TAXES

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The significant items comprising the Company's net deferred taxes as of December 31, 1998 and 1997 are as follows:

                                                          1998         1997
                                                       ---------    ---------
         Deferred tax assets:
                  Provision for bad debts              $  56,252    $  40,047
                  Inventory write-downs                   21,582       16,252
                  Deferred credits - acquisition          64,166       75,570
                                                       ---------    ---------

                      Total deferred tax assets          142,000      131,869
                                                       ---------    ---------

         Deferred tax liabilities:
                  Depreciation                            22,421       22,055
                  Software amortization                  215,281      153,375
                                                       ---------    ---------

                      Total deferred tax liabilities     237,702      175,430
                                                       ---------    ---------

                  Net deferred tax liability           $ (95,702)   $ (43,561)
                                                       ---------    ---------

      The income tax provision for the years ended December 31, 1998, 1997 and 1996 consists of the following components:

                                     1998       1997       1996
                                   --------   --------   --------
         Current:
                  Federal          $244,216   $314,976   $123,850
                  State             141,027     90,001     70,678
                                   --------   --------   --------

                  Total current     385,243    404,977    194,528
                                   --------   --------   --------

         Deferred:
                  Federal            44,319     33,005      4,022
                  State               7,822      5,824        710
                                   --------   --------   --------

                  Total deferred     52,141     38,829      4,732
                                   --------   --------   --------

         Income tax expense        $437,384   $443,806   $199,260
                                   ========   ========   ========

      A reconciliation of the Company's statutory rate to the Company's effective rate is as follows:

                                               1998       1997       1996
                                             -------      -----      -----

         Expected statutory rate                34.0%      34.0%      34.0%
         State income tax (composite rate)       9.7        5.7        4.7
         Other                                  (0.4)       0.3         --
                                             -------      -----      -----
                                                43.3%      40.0%      38.7%
                                             =======      =====      =====

 9.   MAJOR CUSTOMERS

      Sales to each of the Company's three major customers, which are subject to change annually, as a percentage of consolidated revenue, for the years ended December 31 approximated:


                               1998         1997        1996
                               ----         ----        ----
         Major Customer 1       46%          21%         19%
         Major Customer 2       17           15          15
         Major Customer 3        5           13           9

      During  1998,  sales to Target  Stores  and  Mervyns,  both  divisions  of
      Dayton-Hudson   Corporation,   and   sales   directly   to   Dayton-Hudson
      Corporation, accounted for 46% of total sales.

      This was the result of the purchase of an enterprise license for the CP-4000 Retail Cash Office Management System, a new product, and the related hardware.

      While this customer has a four year maintenance agreement, future revenues from software and hardware should not be as significant in 1999.

10.   RETIREMENT PLAN

      The Company has a defined contribution plan covering substantially all of its employees. Company contributions to the plan, which are discretionary, are made from its profits. Contributions are based upon a percentage of eligible employees' salaries ranging from -0-% to a maximum of 15%. The contribution for 1997 was $27,495. There were no contributions for 1998 and 1996.

      Effective January 1, 1998, the Company adopted provisions under the plan to provide a 401k feature. Eligibility occurs after one year of service (with 1,000 hours of service) and attainment of age 21. The characteristics of the 401k plan are that the Company will match 25% of the participant's contribution up to 6% of compensation. Employee contributions, which are voluntary, can range up to 20% of compensation. Vesting of the Company's matching contribution, at the rate of 20% per annum begins after the second year of service until year six when the employee becomes fully vested. Forfeitures will reduce the Company matching contributions. The Company's contribution for 1998 was $24,927.

11.   LINE OF CREDIT

      The Company has a bank line of credit of $750,000 with interest at the bank's base rate plus 0.5%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company had no borrowings outstanding at December 31, 1998 and December 31, 1997.

12.   SETTLEMENT AGREEMENT

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

                                     ******

ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


PART III

         Except for information required by Item 13 (Exhibits and Reports on Form 8-K), the information called for by Part III of Form 10-KSB (Items 9, 10, 11 and 12) is incorporated by reference herein from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1998.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following is a listing of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk * (which exhibits are filed herewith), the remaining exhibits listed below are incorporated by the reference to an exhibit previously filed by the Company.

     3.  Articles of incorporation and by-laws.

     (a) Articles of Incorporation of ATS Money Systems, Inc. (formerly known as More Creative Mergers, Inc.), as filed with the Secretary of State of the State of Nevada on August 28, 1987 - incorporated herein by reference to Exhibit 8 to Registration Statement on Form S-18 (No. 33-19657-NY).

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

     (c) By-Laws of ATS Money Systems, Inc. - incorporated herein by reference to Exhibit 9 to Registration Statement on Form S-18 (No. 33-19657-NY).

     (4)  Instruments  defining  the  rights  of  security  holders,   including
          indentures.

     (a) Form of Common Stock certificate of ATS Money Systems, Inc. - incorporated herein by reference to Exhibit 5 to Amendment No. 1 dated March 11, 1988 to Registration Statement on Form S-18 (No. 33-19657-NY).

     (10) Material contracts.

     (a) (i) Lease, dated November 30, 1989, between ATS Money Systems, Inc. and Rockwood Four Limited Partnership incorporated herein by reference to
     Exhibit 10(a) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1989.

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

         *(iv) Amendment of Lease,  dated as of, June 26, 1998 between ATS Money
               Systems, Inc. and Rockwood Property Holding, LLC.

         (b) (i) Profit Sharing Plan of ATS Money Systems, Inc., dated January 1, 1987 - incorporated herein by reference to Exhibit 19 to Post-Effective Amendment No. 1 dated September 26, 1988 to Registration Statement on Form S-18 (No. 33-19657-NY).

            *(ii) Amendment to Profit Sharing Plan dated January 1, 1998.

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

         (g) ATS Money Systems, Inc. 1995 Director Stock Plan - incorporated herein by reference to Exhibit 10(i) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1996.

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

         (j) Agreement for Software License, dated April 15, 1997, between ATS Money Systems, Inc. and Dayton Hudson Corporation - incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-QSB, of ATS Money Systems, Inc., for the quarter ended June 30, 1997.

         (k) Agreement, dated April 7, 1997, between ATS Money Systems, Inc. and M.H. Meyerson & Co., Inc - incorporated herein by reference to Exhibit 10(b) to the Quarterly Report on Form 10-QSB, of ATS Money Systems, Inc., for the quarter ended June 30, 1997.

         (l) Agreement, dated September 1, 1997, between ATS Money Systems, Inc. and Vanstar Corporation - incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-QSB, of ATS Money Systems, Inc., for the quarter ended September 30, 1997.

         (m) Agreement, dated, February 24, 1998, between ATS Money Systems, Inc. and Alpha Microsystems - incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

         *(n) Agreement, dated August 5, 1998, between ATS Money Systems, Inc. and Bollinger, Wells, Lett & Co. Inc.

         *(o) Agreement, dated as of December 10, 1998, between ATS Money Systems, Inc. and Volumatic Ltd.

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

         *27. Financial Data Schedule.

         (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:        March 30, 1999              ATS Money Systems, Inc.
         -----------------------

                                          By: /s/ GERARD F. MURPHY
                                              -------------------------------
                                              Gerard F. Murphy, President and
                                              Chief Executive Officer





         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                              /s/ GERARD F. MURPHY
Dated:       March 30, 1999                   ---------------------------------------------------
             -------------------------            GERARD F. MURPHY
                                                  Gerard F. Murphy
                                                  Director

                                              /s/ FRED DEN
Dated:       March 30, 1999                   ---------------------------------------------------
             -------------------------            FRED DEN
                                                  Fred Den
                                                  Director

                                              /s/ A. PAUL COX
Dated:       March 30, 1999                   ---------------------------------------------------
             -------------------------            A. PAUL COX
                                                  A. Paul Cox
                                                  Director

                                              /s/ THOMAS J. CAREY
Dated:       March 30, 1999                   ---------------------------------------------------
             -------------------------            THOMAS J. CAREY
                                                  Thomas J. Carey
                                                  Director

                                              /s/ JOSEPH M. BURKE
Dated:       March 30, 1999                   ---------------------------------------------------
             -------------------------            JOSEPH M. BURKE
                                                  Joseph M. Burke
                                                  Vice President - Finance
                                                 (Principal Accounting and Financial  Officer)

                                       29