Form 10QSB
period 1999-03-31
ATS MONEY SYSTEMS INC
filed 1999-05-11
CIK 828509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         ________________________________ TO ___________________________________

         Commission File Number:  0-17773
                                  -------

                             ATS MONEY SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       NEVADA                                             13-3442314
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          25 Rockwood Place      Englewood, New Jersey               07631
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (201) 894-1700
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     [X]   Yes    [ ]   No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 10, 1999,   -  5,650,047 shares of common stock, $.001 par value.
      -------------      ---------

Transitional Small Business Disclosure Form     Yes [ ]       No   [X]

Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

                                      ATS MONEY SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                        March 31      December 31
ASSETS:                                                                   1999           1998
                                                                       -----------    -----------
CURRENT ASSETS:                                                        (Unaudited)
         Cash and cash equivalents                                     $   937,422    $   286,368
         Trade accounts receivable, less allowance
         for doubtful accounts of $140,629 in 1999 and in 1998           2,469,488      3,251,810
         Inventories                                                     1,141,804        598,667
         Prepaid expenses and other current assets                         111,776         63,513
                                                                       -----------    -----------
                  Total current assets                                   4,660,490      4,200,358
                                                                       -----------    -----------

PROPERTY - At cost:
         Office furniture                                                   96,915         96,659
         Office machinery and equipment                                    264,982        235,158
                                                                       -----------    -----------

                  Subtotal                                                 361,897        331,817

         Less Accumulated depreciation                                     206,004        199,388
                                                                       -----------    -----------
                  Property - net                                           155,893        132,429
                                                                       -----------    -----------

OTHER ASSETS:
         Software costs, less accumulated amortization of
         $1,182,699 in 1999 and $1,039,667 in 1998                       1,744,953      1,685,381
         Deposits                                                           76,730         82,562
                                                                       -----------    -----------
                      Total other assets                                 1,821,683      1,767,943
                                                                       -----------    -----------

TOTAL                                                                  $ 6,638,066    $ 6,100,730
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                         $   720,243    $ 1,629,655
         Deferred revenue                                                1,804,151        677,969
         Deferred income taxes                                             116,638         95,702
         Other liabilities                                                 152,999         91,358
                                                                       -----------    -----------
                  Total current liabilities                              2,794,031      2,494,684
                                                                       -----------    -----------

LONG-TERM-Deferred credit, less accumulated amortization of
$131,881 in 1999 and $124,753 in 1998                                      153,286        160,414
                                                                       -----------    -----------

COMMITMENTS and  CONTIGENCIES
STOCKHOLDERS' EQUITY:
         Common stock,  non-cumulative,  voting - $.001  par  value,
         25,000,000 shares authorized, 5,941,547 shares issued
         at March 31, 1999 and December 31, 1998                             5,942          5,942
         Additional paid-in capital                                      2,192,958      2,192,958
         Accumulated earnings                                            1,492,131      1,247,014
         Treasury stock - 281,500 shares, at par value                        (282)          (282)
                                                                       -----------    -----------
                  Total stockholders' equity                             3,690,749      3,445,632
                                                                       -----------    -----------

TOTAL                                                                  $ 6,638,066    $ 6,100,730
                                                                       ===========    ===========

See notes to consolidated financial statements.


                               ATS MONEY SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                     (UNAUDITED)


                                                                March 31     March 31
                                                                  1999         1998
                                                               ----------   ----------
REVENUE:
         Equipment and systems sales                           $2,691,908   $2,563,780
         Equipment maintenance and service revenue                598,735      640,551

                                                               ----------   ----------
                  Total revenue                                 3,290,643    3,204,331
                                                               ----------   ----------

COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                           1,279,889    1,635,854
                Equipment maintenance and service                 260,912      279,312
                Selling, general and administrative expenses    1,356,017    1,108,537

                                                               ----------   ----------
                  Total costs and expenses                      2,896,818    3,023,703
                                                               ----------   ----------

INCOME FROM OPERATIONS                                            393,825      180,628

NET INTEREST INCOME                                                11,292        7,793

                                                               ----------   ----------
INCOME BEFORE INCOME TAXE EXPENSE                                 405,117      188,421

INCOME TAX EXPENSE                                                160,000       75,000

                                                               ----------   ----------
NET INCOME                                                     $  245,117   $  113,421
                                                               ==========   ==========

EARNING PER COMMON SHARE:
         Basic and diluted                                     $      .04   $      .02
                                                               ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   5,660,047    5,903,809
                                                               ==========   ==========


See notes to consolidated financial statements.


                             ATS MONEY SYSTEMS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                         (UNAUDITED)


                                                                    MARCH 31       MARCH 31
                                                                      1999           1998
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                               $   245,117    $   113,421
         Adjustments to reconcile net income to cash
         provided by operating activities:
         Depreciation and amortization                                142,520        118,659
         Changes in current assets and liabilities:
                  Trade accounts receivable - net                     782,322        (37,611)
                  Inventories                                        (543,137)       (27,026)
                  Prepaid expenses and other current assets           (48,263)        (3,492)
                  Accounts payable and accrued expenses              (909,412)        28,082
                  Deferred revenue                                  1,126,182      1,192,632
                  Deferred income taxes                                20,936             --
                  Other liabilities                                    61,641         26,409
         Deposits                                                       5,832             --

                                                                  -----------    -----------
                      Net cash provided by operating activities       883,738      1,411,074
                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
         Capitalization of software development costs                (202,604)      (174,273)
         Additions to property                                        (30,080)        (2,951)

                                                                  -----------    -----------
                      Net cash used in investing activities          (232,684)      (177,224)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             651,054      1,233,850

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        286,368        424,168

                                                                  ===========    ===========
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   937,422    $ 1,658,018
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
         Income taxes                                             $   151,568    $   250,000
                                                                  ===========    ===========
         Interest paid                                            $        --    $       660
                                                                  ===========    ===========


See notes to consolidated financial statements.

                             ATS MONEY SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999


NOTE 1 - UNAUDITED INFORMATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1999, and the results of its operations for the three month periods ended March 31, 1999 and 1998 and its cash flows for the three month periods ended March 31, 1999 and 1998. Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1998, to which reference is made. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

NOTE 3 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86; "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $143,032 and $112,284 for the three month periods ended March 31, 1999 and 1998, respectively.

NOTE 4 - REVENUE RECOGNITION

Revenue Recognition - Revenue from equipment and system sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on either deliver of the software if collectibility is probable or upon completion of the majority of the product, which equates to reaching a milestone in accordance with the contract agreement and any remaining insignificant obligations of the Company are accounted for by deferring a pro rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance or by recording a current year expense for the remaining costs associated with completing the project.

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


A summary of the details of stock options granted and outstanding balances are presented below:

                                                                                  OPTIONS OUTSTANDING
                                                                                  -------------------
                               OPTION                                          MARCH 31        DECEMBER 31
                 GRANT         PRICE           EXERCISED         CANCELED        1999             1998
                 -----         -----           ---------         --------        ----             ----
     1993
     ----       140,869        .28125            66,761             4,184       69,924 (1)        69,924
                 15,315        .28125                                           15,315 (1)        15,315
                 18,816           .31            18,816

     1994
     ----        15,000         1.375                               5,000       10,000 (1)        10,000

     1996
     ----        37,626       1.03125                              10,379       27,247 (1)        27,247
                  8,375        1.1344                                            8,375 (1)         8,375

     1997
     ----        34,000           .71                               8,500       25,500 (2)        25,500
                 30,000         .8281                                           30,000 (2)        30,000

     1998
     ----        30,000         .9531                                           30,000 (3)        30,000
                 18,700           .92                                 500       18,200 (3)        18,200
                  6,000          1.01                                            6,000 (3)         6,000

     1999
     ----         6,750           .87                                            6,750 (4)             -
                  2,000           .96                                            2,000 (4)             -
                                            ===========       ===========   ==========      ============
                                                 85,577            28,563      249,311           240,561
                                            ===========       ===========   ==========      ============

(1) Fully exercisable as of March 31, 1999.
(2) 17,459 of 25,500 and 20,000 of 30,000  exercisable as of March 31, 1999.
(3) 6,228 of 18,200 and 2,000 of 6,000 and 9,999 of 30,000 exercisable as of
    March 31, 1999.
(4) Non exercisable as of  March 31, 1999.

COMMON STOCK WARRANTS - In connection with services to be rendered by an investment banker, as of April 7, 1997, the Company granted to the investment banker warrants to purchase 80,000 shares of common stock exercisable at $.75 per share and granted to the investment banker on April 8, 1998, warrants to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share. The balance of the contract to purchase an additional 80,000 shares of common stock exercisable at $1.25 per share was cancelled on April 1, 1999. All of the warrants will expire on April 7, 2001, unless exercised prior thereto. Based upon the fair value of the warrants at the grant date, no expense was recognized in 1999 and 1998.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At March 31, 1999, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through February 2004, requiring minimum rental payments as follows:

YEAR ENDING DECEMBER 31:


             1999          $   289,475 ( Balance of Year)
             2000              296,448
             2001              253,605
             2002              249,612
             2003              249,612
             2004               41,602
                           -----------
                           $ 1,380,355
                           ===========



NOTE 8 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three month periods ended March 31, 1999 and 1998 the dilutive effect on earnings per common share was insignificant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation", contained in the Company's Annual Report on Form 10-KSB for its year ended December 31, 1998, for a discussion of the Company's financial condition as of December 31, 1998, including a discussion of the Company's anticipated liquidity and working capital requirements during 1999.

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified as such because the context of the statement may include words such as the Company "believes", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, sales, liquidity and capital resources, and accounting matters. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Financial Condition" below and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, as well as factors such as future economic conditions and economic conditions in the industries in which the Company's customers compete, a determination by the Company's customers to prolong their test cycles of the Company's equipment, software and software support services, a determination by the Company's customers to modify or change their underlying computer and cash reporting systems, acceptance by customers of the Company's products, changes in customer demand, legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstance after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 QUARTER") TO THE THREE MONTHS ENDED MARCH 31, 1998 (THE "1998 QUARTER").

Total revenues for the 1999 Quarter were $3,290,643 compared to $3,204,331 for the 1998 Quarter, an increase of $86,312 (2.7%). In the 1999 Quarter, system and equipment sales increased $128,128 (5.0%) while maintenance and service revenues decreased. The decrease in maintenance and service revenue was $41,816 (6.5%) from the 1998 Quarter, primarily due to a major customer changing from a single year contract to a multi-year contract at a reduced rate.

The ratio of cost of equipment and system sales to sales decreased from 63.8% in the 1998 Quarter to 47.5% in the 1999 Quarter, due to an increase in system sales (which includes related software) and a decrease in hardware sales. Cost of maintenance and service to related revenue remained fairly constant.

Selling, general and administrative expenses were $1,356,017 in the 1999 Quarter compared to $1,108,537 in the 1998 Quarter. This was an increase of $247,480 (22.3%) and was primarily attributable to increases in salaries and benefits, recruiting costs and additional rent for increased space at the Company's headquarters.

Interest income for the 1999 Quarter was $11,292 compared to $7,793 for the 1998 Quarter. This increase of $3,499 (44.9%) was due to more funds from collection of receivables available for short term investments.

The provision for income taxes in the 1999 Quarter was $160,000 compared to $75,000 in the 1998 Quarter. This increase of $85,000 (113.3%) was due to additional income from operations.

As a result of the foregoing, net income increased $131,696 (116.1%) to $245,117 for the 1999 Quarter.

FINANCIAL CONDITION:

At March 31, 1999, the Company had working capital of $1,866,459 (an increase of $160,785 from $1,705,674 at December 31, 1998) and cash and cash equivalents (including short term investments) of $937,422 (as compared to $286,368 at December 31, 1998). At March 31, 1999, the Company did not have any outstanding borrowings.

During the first three months of 1999, operating activities provided $883,738 of net cash, primarily from customers who prepay their annual maintenance contracts. Investing activities used $232,684 of net cash primarily for software development.

The Company has a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to the bank's base rate plus 1/2 %. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has not utilized such line of credit since February 1998.

The Company believes that its current working capital, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the foreseeable future.

In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. Although no shares were purchased during the 1999 Quarter, the Company is continuing such program during 1999 and, through May 10, 1999 the Company purchased 191,500 shares of its common stock for an aggregate of $203,373.

The Company leases its facilities. As of March 31, 1999, the Company had no material commitments for capital expenditures.

IMPACT OF THE YEAR 2000 ISSUE:

Background
Many currently installed computer systems and software currently record years in a two-digit format. Such computer systems and software, if not modified, will be unable to properly recognize dates beyond the year 1999. This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

Internal Systems
The Company has reviewed all of its internal systems and has determined that substantially all of the Company's internal systems are Year 2000 compliant. Remediation is required for certain systems. The current cost estimate of such remediation is approximately $50,000.

Current Products
Many of the stand-alone products sold by the Company do not contain a dating mechanism and such systems, therefore, are deemed to be Year 2000 compliant. The current versions of the Company's products, which contain dating mechanisms, including the associated software, are Year 2000 compliant.

Previously Sold Hardware
The Company does not manufacture any of the hardware, which it sells to its customers, certain of which is standard computer hardware supplied to the Company for resale by third party manufacturers. The Company has identified all hardware, which it has sold to its customers during the previous five years, which will require modification to ensure Year 2000 compliance. Although the Company's warranties on this older hardware have expired, the Company is in the process of verifying from its third-party manufacturers whether the hardware previously supplied by such manufacturers is Year 2000 compliant and, if not, whether such manufacturers intend to furnish appropriate modifications to their hardware in the normal course to ensure timely Year 2000 compliance. Although the Company anticipates that such verification process will be completed during the second quarter of 1999, all of the responses which the Company has received to date confirm Year 2000 compliance or timely availability of appropriate Year 2000 modifications. However, several manufacturers which the Company had dealt with are no longer in business and there can be no assurance that all other manufacturers will respond to the Company's inquiries or will furnish appropriate modifications to their previously sold hardware in the normal course to ensure timely Year 2000 compliance. To the extent that Year 2000 compliance requires a hardware remedy which will not be supplied by the third-party manufacturer, external clock and dating mechanisms to interface with the Company's previously sold hardware are commercially available at the present time at minimal cost and can be supplied by the Company, in the event that the Company is requested to do so by its customers.

Previously Furnished Third-Party Software
Certain of the software which the Company previously had supplied to its customers (including software prepackaged by hardware manufacturers with their hardware) was developed by third-party suppliers, and the remaining software was developed by the Company. The Company has identified all third-party software which it has supplied to its customers during the previous five years which will require modification to ensure Year 2000 compliance, and has completed its verification that such software either is Year 2000 compliant or, if not, whether such suppliers intend to furnish appropriate modifications to their software in the normal course to ensure timely Year 2000 compliance. The Company has been advised that all of such software either is Year 2000 compliant or is expected to be timely modified to be Year 2000 compliant, except that Microsoft Corporation has advised that Microsoft(R) Access(R) version 1.1 and version 2 and Microsoft Basic Compiler(R) version 4.5 (and previous versions), which software previously had been supplied by the Company with certain of its older systems, are not Year 2000 compliant and will not be upgraded by Microsoft. However, the Company believes that those portions of such non-compliant software which continue to be used is not critical to any of the operations of the systems sold by the Company in which such software is used, and that continued use of such software will not affect the operations of, or the results to be obtained from, such systems.

Previously Furnished Company Developed Software
Several of the systems sold by the Company before 1998, such as its CP-2000 Deposit/Register Verification System and older versions of its CP-3000 Retail Cash Office Management System, contain software developed by the Company which uses internal dating mechanisms that are not Year 2000 compliant. The Company's warranties on these older systems do not require the Company to enhance such systems to resolve the Year 2000 issue, although the Company believes that certain of its customers who do not desire to replace such systems before the Year 2000 may request that the Company supply software to make such systems Year 2000 compliant. The Company already has designed generic software enhancements for all of these older systems at a cost of approximately $15,000, which has been charged to expense. However, many of these older systems have unique features, and specific modification of the Company's generic software enhancements generally would be necessary for application to any specific customer. The cost to the Company of such specific software modifications will depend on the number of customers who request that their older Company developed software be modified to be Year 2000 compliant. The Company believes that it will be able to fully recoup these software modification costs from its customers.

Key Suppliers and Customers
The Company has commenced a program to assess the possible effects on the Company's operations of Year 2000 readiness by its key suppliers and customers, and is in the process of requesting verification of such readiness. The Company is developing a contingency plan in the event of non-compliance with the Year 2000 issue by its key suppliers and customers and, as a result, does not yet know whether any possible noncompliance will have a material effect on the Company and its future results of operations.

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



                                             ATS MONEY SYSTEMS, INC.
                                             -----------------------
                                                  (Registrant)




          May 10, 1999                       /s/ GERARD F. MURPHY
     -------------------------               -----------------------------------
          May 10, 1999                           Gerard F. Murphy
          (Date)                                 Chief Executive Officer
                                                 President
                                                 (Principal Executive Officer)


          May 10, 1999                       /s/ JOSEPH M. BURKE
     -------------------------               -----------------------------------
          May 10, 1999                           Joseph M. Burke
          (Date)                                 Vice President - Finance
                                                 (Principal Accounting and
                                                 Financial Officer)