Form 10QSB
period 1999-06-30
ATS MONEY SYSTEMS INC
filed 1999-08-11
CIK 828509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                             -------------

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

     [X]   Yes    [ ]   No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 4, 1999,   -  5,605,047 shares of common stock, $.001 par value.
      ---------------      ---------

Transitional Small Business Disclosure Form     Yes [ ]       No   [X]

Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

                                                ATS MONEY SYSTEMS, INC.
                                              CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30             DECEMBER 31
ASSETS:                                                                                  1999                 1998
                                                                                      (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                                    $ 1,974,279          $   286,368
         Trade accounts receivable, less allowance for doubtful
         accounts of $145,669 in 1999 and $140,629 in 1998                              2,089,906            3,251,810
         Inventories                                                                      764,412              598,667
         Prepaid expenses and other current assets                                         98,254               63,513
                                                                                      -----------          -----------
                  Total current assets                                                  4,926,851            4,200,358
                                                                                      -----------          -----------

PROPERTY - At cost:
         Office furniture                                                                  99,258               96,659
         Office machinery and equipment                                                   293,556              235,158
                                                                                      -----------          -----------
                  Subtotal                                                                392,814              331,817

         Less Accumulated depreciation                                                    225,821              199,388
                                                                                      -----------          -----------
                  Property - net                                                          166,993              132,429
                                                                                      -----------          -----------

OTHER ASSETS:
         Software costs, less accumulated amortization of
         $1,327,590  in 1999 and $1,039,667 in 1998                                     1,728,734            1,685,381
         Deposits                                                                          62,332               82,562
                                                                                      -----------          -----------
                      Total other assets                                                1,791,066            1,767,943
                                                                                      -----------          -----------

TOTAL                                                                                 $ 6,884,910          $ 6,100,730
                                                                                      ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                        $   588,070          $ 1,629,655
         Deferred revenue                                                               1,593,342              677,969
         Deferred income taxes                                                            120,566               95,702
         Other liabilities                                                                217,263               91,358
                                                                                      -----------          -----------
                  Total current liabilities                                             2,519,241            2,494,684
                                                                                      -----------          -----------

LONG-TERM-Deferred credit, less accumulated amortization of
          $139,009 in 1999 and $124,753 in 1998                                           146,158              160,414
                                                                                      -----------          -----------

COMMITMENTS and CONTIGENCIES

STOCKHOLDERS' EQUITY:
         Common  stock, non-cumulative, voting - $.001 par value, 25,000,000 shares authorized, 5,941,547 shares issued at June 30, 1999
         and December 31, 1998                                                              5,942                5,942
         Additional paid-in capital                                                     2,160,790            2,192,958
         Accumulated earnings                                                           2,053,101            1,247,014
         Treasury stock - 321,500 and 281,500 shares, at par  value, at
                          June 30, 1999 and December 31, 1998, respectively.                 (322)                (282)
                                                                                      -----------          -----------
                             Total stockholders equity                                  4,219,511            3,445,632
                                                                                      -----------          -----------

TOTAL                                                                                 $6 ,884,910          $ 6,100,730
                                                                                      ===========          ===========
See notes to consolidated financial statements.

                                ATS MONEY SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                      (UNAUDITED)


                                                                JUNE 30       JUNE 30
                                                                 1999          1998
REVENUE:
         Equipment and systems sales                           $3,426,868   $4,270,773
         Equipment maintenance and service revenue                817,608      652,727
                                                               ----------   ----------
                  Total revenue                                 4,244,476    4,923,500
                                                               ----------   ----------

COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                           1,636,824    2,989,992
                Equipment maintenance and service                 327,013      288,253
                Selling, general and administrative expenses    1,324,696    1,343,138
                                                               ----------   ----------
                  Total costs and expenses                      3,288,533    4,621,383
                                                               ----------   ----------

INCOME FROM OPERATIONS                                            955,943      302,117

NET INTEREST INCOME                                                 8,027       14,847
                                                               ----------   ----------
INCOME BEFORE INCOME TAX EXPENSE                                  963,970      316,964

INCOME TAX EXPENSE                                                403,000      122,000

                                                               ----------   ----------
NET INCOME                                                     $  560,970   $  194,964
                                                               ==========   ==========

EARNING PER COMMON SHARE:
         Basic and diluted                                     $      .10   $      .03
                                                               ==========   ==========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   5,701,487    5,906,545
                                                               ==========   ==========


See notes to consolidated financial statements.

                                ATS MONEY SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                      (UNAUDITED)


                                                                JUNE 30      JUNE 30
                                                                 1999          1998
REVENUE:
         Equipment and systems sales                           $6,118,776   $6,834,553
         Equipment maintenance and service revenue              1,416,343    1,293,278

                                                               ----------   ----------
                  Total revenue                                 7,535,119    8,127,831
                                                               ----------   ----------

COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                           2,916,713    4,625,846
                Equipment maintenance and service                 587,925      567,565
                Selling, general and administrative expenses    2,680,713    2,451,675

                                                               ----------   ----------
                  Total costs and expenses                      6,185,351    7,645,086
                                                               ----------   ----------

INCOME FROM OPERATIONS                                          1,349,768      482,745

NET INTEREST INCOME                                                19,319       22,640

                                                               ----------   ----------
INCOME BEFORE INCOME TAX EXPENSE                                1,369,087      505,385

INCOME TAX EXPENSE                                                563,000      197,000

                                                               ----------   ----------
NET INCOME                                                     $  806,087   $  308,385
                                                               ==========   ==========

EARNING PER COMMON SHARE:
         Basic and diluted                                     $      .14   $      .05
                                                               ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   5,711,350    5,906,545
                                                               ==========   ==========

See notes to consolidated financial statements.

                                ATS MONEY SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

                                      (UNAUDITED)


                                                                    JUNE 30         JUNE 30
                                                                     1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                               $   806,087    $   308,385
         Adjustments to reconcile net income to cash
         provided by operating activities:
         Depreciation and amortization                                300,100        254,374
         Changes in current assets and liabilities:
                  Trade accounts receivable - net                   1,161,904     (2,133,419)
                  Inventories                                        (165,745)      (266,699)
                  Prepaid expenses and other current assets           (34,741)        (6,434)
                  Accounts payable and accrued expenses            (1,041,585)     1,607,950
                  Deferred revenue                                    915,373        680,773
                  Deferred income taxes                                24,864             --
                  Other liabilities                                   125,905       (121,389)
         Deposits                                                      20,230             --

                                                                  -----------    -----------
                      Net cash provided by operating activities     2,112,392        323,541
                                                                  -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
         Capitalization of software development costs                (331,276)      (331,446)
         Additions to property                                        (60,997)        (6,676)

                                                                  -----------    -----------
                      Net cash used in investing activities          (392,273)      (338,122)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Purchase of  Common Stock                                (32,208)       (97,672)

                                                                  -----------    -----------
                      Net cash used in financing activities           (32,208)       (97,672)
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,687,911       (112,253)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        286,368        424,168

                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,974,279    $   311,915
                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
         Income taxes                                             $   259,719    $   456,710
                                                                  ===========    ===========
         Interest paid                                            $     2,129    $       660
                                                                  ===========    ===========

See notes to consolidated financial statements.

                             ATS MONEY SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999
NOTE 1 - UNAUDITED INFORMATION:

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998. Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1998, to which reference is made. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

NOTE 3 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86; "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $287,923 and $241,623 for the six month periods ended June 30, 1999 and 1998, respectively, and $144,891 and $129,339 for the three month periods ended June 30, 1999 and 1998.

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


Director Stock Plan - In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which, as amended, the Company's non-employee directors, upon first being elected to the Board, are granted 10,000 shares of the Company's common stock, and thereafter, on each reelection, are granted non-qualified stock options to purchase 10,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. In 1995, the non-employee directors were granted an aggregate of 40,000 shares of common stock under this plan, all of which were issued during 1996. In 1997, the non-employee directors were granted non-qualified options under this plan to purchase 30,000 shares of common stock at an exercise price of $.8281 per share. In 1998, the non-employee directors were granted non-qualified options under this plan to purchase 30,000 shares of common stock at an exercise price of $.9531 per share. In 1999, the non-employee directors were granted non-qualified options under this plan to purchase 30,000 shares of common stock at an exercise price of $.7969 per share. Additionally, in 1999 an incentive stock option of 50,000 shares was issued to a key executive under a new compensation plan.

A summary of the details of stock options granted and outstanding balances are presented below:


                                                                       OPTIONS OUTSTANDING
                                                                  -----------------------------

                            OPTION                                JUNE 30           DECEMBER 31
                 GRANT       PRICE     EXERCISED     CANCELED       1999               1998
                 -----      ------     ---------     --------     --------          -----------
     1993
                140,869      .28125      66,761         4,184       69,924 (1)        69,924
                 15,315      .28125                                 15,315 (1)        15,315
                 18,816         .31      18,816

     1994
                 15,000       1.375                     5,000       10,000 (1)        10,000

     1996
                 37,626     1.03125                    10,379       27,247 (1)        27,247
                  8,375      1.1344                                  8,375 (1)         8,375

     1997
                 34,000         .71                     8,500       25,500 (2)        25,500
                 30,000       .8281                                 30,000 (1)        30,000

     1998
                 30,000       .9531                                 30,000 (3)        30,000
                 18,700         .92                       500       18,200 (3)        18,200
                  6,000        1.01                                  6,000 (3)         6,000

     1999
                  6,750         .87                                  6,750 (5)            --
                  2,000         .96                                  2,000 (5)            --
                 30,000       .7969                                 30,000 (4)            --
                 50,000         .70                                 50,000 (5)            --

                                      ---------   -----------  -----------       -----------
                                         85,577        28,563      329,311           240,561
                                      =========   ===========  ===========       ===========

(1)   Fully exercisable as of June 30, 1999.
(2)   17,489 of 25,500 exercisable as of June 30, 1999.
(3)   6,228 of 18,200 and 2,000 of 6,000 and 20,000 of 30,000 exercisable as of
      June 30, 1999.
(4)   10,000 of 30,000 exercisable as of June 30, 1999.
(5)   Non exercisable as of June 30, 1999.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At June 30, 1999, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through May 2004, requiring minimum rental payments as follows:

YEAR ENDING DECEMBER 31:


              1999          $   167,236 (Balance of Year)
              2000              314,848
              2001              304,857
              2002              300,864
              2003              300,864
              2004               92,854
                            -----------
                            $ 1,481,524
                            ===========



NOTE 8 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six month periods ended June 30, 1999 and 1998, the dilutive effect on earnings per common share was insignificant.

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 QUARTER") TO THE THREE MONTHS ENDED JUNE 30, 1998 (THE "1998 QUARTER").

Total revenues for the 1999 Quarter were $4,244,476, a decrease of $679,024 (13.8%) from the 1998 Quarter. Systems and equipment sales decreased by $843,905 (19.8%) to $3,426,868 for the 1999 Quarter. During the 1998 Quarter, a large retailer placed a significant order for hardware, which was not duplicated in 1999. Maintenance and service revenue increased $164,881 (25.3%) from $652,727 in the 1998 Quarter to $817,608 in the 1999 Quarter partially due to a retroactive agreement with a large customer and more systems being under contract in 1999.

The ratio of costs of equipment and system sales to sales varies primarily as a result of the components of equipment and systems included in the particular period. The Company's gross margin on hardware sold by the Company are significantly less than its gross margin on its software. Cost of equipment and systems sales decreased from 70.0% of sales in the 1998 Quarter to 47.8% of sales in the 1999 Quarter. This was due to increased sales of software in the 1999 Quarter compared to higher sales of hardware in the 1998 Quarter. Cost of maintenance and service decreased from 44.2% in the 1998 Quarter to 40.0% in the 1999 Quarter due to lower costs from a third party vendor.

Selling, general and administrative expenses of $1,324,696 in the 1999 Quarter were $18,442 (1.4%) lower than in the 1998 Quarter. Basically, higher salaries, additional staff, and higher rents for increased office space were offset by reduced commissions resulting from a decrease in sales of equipment and systems.

Interest income of $8,027 in the 1999 Quarter was $6,820 (45.9%) less than in the 1998 Quarter due to a decrease in cash investments during the 1999 Quarter as a result of lower sales volume.

Income tax expense for the 1999 Quarter was $403,000 compared to $122,000 in the 1998 Quarter. This increase of $281,000 (230.3%) was due to the comparable rise in income from operations.

Net income of $560,970 during the 1999 Quarter was $366,006 (187.7%) higher than the $194,964 net income in the 1998 Quarter and was due to the increased sale of software in the 1999 Quarter.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1998 (THE "1998 PERIOD").

Total revenues for the 1999 Period were $7,535,119 a decrease of $592,712 (7.3%). Equipment and system sales declined $715,777 (10.5%) to $6,118,776 for the 1999 Period. This decrease was primarily due to a large hardware order from a single retail chain during 1998, which was not duplicated in 1999. Maintenance and service revenues were $1,416,343 in the 1999 Period. This was an increase of $123,065 (9.5%) as a result of additional systems under contract during the 1999 period.

Cost of equipment and system sales decreased from 67.7% in the 1998 Period to 47.7% in the 1999 Period. This was due to the significant impact of the aforementioned hardware sale in the prior year, coupled with a favorable mix of software sales in the current period. Cost of maintenance and service decreased from 43.9% in the 1998 Period to 41.5% in the 1999 Period primarily due to reduced costs from third party vendors.

Selling, general and administrative expenses were $2,680,713 for the 1999 Period compared to $2,451,675 for the 1998 period. This was an increase of $229,038 (9.3%) and was primarily attributable to higher salaries and rents somewhat offset by a decrease in commissions resulting from a decrease in sales.

Interest income in 1999 Period was $19,319 compared to $22,640 for the 1998 Period. This decrease of $3,321 (14.7%) was attributable to less cash available due to lower revenues.

Income taxes were $563,000 in the 1999 Period compared to $197,000 in the comparable period of last year. This increase of $366,000 (185.8%) was due to correspondingly higher income from operations.

Net income after taxes increased $497,702 (161.4%) to $806,087 for the 1999 Period and was attributable to the significantly higher gross profit realized in 1999.

FINANCIAL CONDITION:

At June 30, 1999, the Company had working capital of $2,407,610 (an increase of $701,936 from $1,705,674 at December 31, 1998) and cash and cash equivalents (including short-term investments) of $1,974,279 (as compared to $286,368 at December 31, 1998). At June 30, 1999, the Company did not have any outstanding borrowings.

During the first six months of 1999, operating activities provided $2,112,392 of net cash, primarily from collections of trade receivables and from customers who prepay their annual maintenance contracts. Investing activities used $392,273 of net cash primarily for software development.

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

In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. The Company is continuing such program during 1999 and, through August 1, 1999, the Company purchased 236,500 shares of its common stock for an aggregate of $245,153.

The Company leases its facilities. As of June 30, 1999, the Company had no material commitments for capital expenditures.

Impact of the Year 2000 Issue:
------------------------------

Background
Many currently installed computer systems and software currently record years in a two-digit format. Such computer systems and software, if not modified, will be unable to properly recognize dates beyond the year 1999. This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

Internal Systems
The Company has reviewed all of its internal systems and has determined that substantially all of the Company's internal systems are Year 2000 compliant. Remediation is required for certain systems. Systems requiring remediation were the telephone and accounting systems. Both have been certified as Year 2000 compliant. At this juncture the Company believes that all of its significant internal systems are Year 2000 compliant.

Current Products
Many of the stand-alone products sold by the Company do not contain a dating mechanism and such systems, therefore, are deemed to be Year 2000 compliant. The current versions of the Company's products, which contain dating mechanisms, including the associated software, are Year 2000 compliant.

Previously Sold Hardware
The Company does not manufacture any of the hardware, which it sells to its customers, certain of which is standard computer hardware supplied to the Company for resale by third party manufacturers. The Company has identified all hardware, which it has sold to its customers during the previous five years, which will require modification to ensure Year 2000 compliance. Although the Company's warranties on this older hardware have expired, if Year 2000 compliance requires a hardware remedy which will not be supplied by the third-party manufacturer, external clock and dating mechanisms to interface with the Company's previously sold hardware are commercially available at the present time at minimal cost and can be supplied by the Company, in the event that the Company is requested to do so by its customers.

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

Key Suppliers and Customers
The Company has commenced a program to assess the possible effects on the Company's operations of Year 2000 readiness by its key suppliers and customers. As of August 12, 1999 95% of the company's queried have responded that they have no Year 2000 issues that will effect the Company. The Company is developing a contingency plan in the event of non-compliance with the Year 2000 issue by its key suppliers and customers and, as a result, does not yet know whether any possible noncompliance will have a material effect on the Company and its future results of operations.

                           PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders was held on June 4, 1999, at The Clinton Inn Hotel, 145 Dean Drive, Tenafly, New Jersey. At the meeting, 5,346,541 shares were present in person or by proxy. At the meeting, each of the four incumbent directors of the Company who had been nominated by the Board of Directors for re-election as a director of the Company was re-elected as a director. The votes cast were as follows:


Name of Nominee                   Votes Cast For                 Votes Withheld
---------------                   --------------                 --------------

A. Paul Cox, Jr.                    5,330,841                        15,700
Gerard F. Murphy                    5,330,841                        15,700
Fred Den                            5,330,341                        16,200
Thomas J. Carey                     5,330,841                        15,700

At the meeting, one additional proposal, to ratify the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999, was voted upon. The proposal was approved by the stockholders with 5, 283,511 shares voting in favor, 43,750 shares voting against and 19,280 shares abstaining.


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



                                             ATS MONEY SYSTEMS, INC.
                                             (Registrant)




         August 11, 1999                         /s/ GERARD F. MURPHY
     ------------------------                ---------------------------------
             (Date)                                  Gerard F. Murphy
                                                   Chief Executive Officer
                                                        President
                                               (Principal Executive Officer)


         August 11, 1999                         /s/ JOSEPH M. BURKE
     ------------------------                ---------------------------------
             (Date)                                  Joseph M. Burke
                                                 Vice President - Finance
                                                (Principal Accounting and
                                                    Financial Officer)