Form 10QSB
period 1999-09-30
ATS MONEY SYSTEMS INC
filed 1999-11-10
CIK 828509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X )    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                                             ------------------

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

     [X]   Yes    [ ]   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of NOVEMBER 5,  1999,   -  5,604,047 shares of common stock, $.001 par value.
      ------------------      ---------

Transitional Small Business Disclosure Form     Yes [ ]       No   [X]

Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

                                       ATS MONEY SYSTEMS, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30   DECEMBER 31
 ASSETS                                                                   (UNAUDITED)
                                                                          ------------   -----------
CURRENT ASSETS:
         Cash and cash equivalents                                        $ 2,036,892    $   286,368
         Trade accounts receivable, less allowance for doubtful
          accounts of $159,467 in 1999 and $140629 in 1998                  1,516,441      3,251,810
         Inventories                                                          953,090        598,667
         Prepaid expenses and other current assets                            146,392         63,513
                                                                          -----------    -----------
                  Total current assets                                      4,652,815      4,200,358
                                                                          -----------    -----------
PROPERTY-At cost:
         Office furniture                                                      99,258         96,659
         Office machinery and equipment                                       306,084        235,158
                                                                          ------------   -----------
                  Subtotal                                                    405,342        331,817

         Less Accumulated depreciation                                        240,662        199,388
                                                                          ------------   -----------
                  Property - net                                              164,680        132,429
                                                                          ------------   -----------
OTHER ASSETS:
         Software costs, less accumulated amortization of
         $1,475,867 in 1999 and $1,039,667 in 1998                          1,731,765      1,685,381
         Deposits                                                              63,132         82,562
                                                                          ------------   -----------
                  Total other assets                                        1,794,897      1,767,943
                                                                          ------------   -----------

TOTAL                                                                     $ 6,612,392    $ 6,100,730
                                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                            $   850,367    $ 1,629,655
         Deferred revenue                                                   1,030,397        677,969
         Deferred income taxes                                                119,032         95,702
         Other liabilities                                                     66,397         91,358
                                                                          ------------   -----------
                  Total current liabilities                                 2,066,193      2,494,684
                                                                          ------------   -----------

LONG-TERM-Deferred credit, less accumulated amortization of
$146,137 in 1999 and $124,753 in 1998                                         139,030        160,414
                                                                          ------------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Common stock, non-cumulative, voting - $.001 par value,
         25,000,000 shares suthorized, 5,942,547 and 5,941,547
         shares issued at September 30, 1999 and December 31, 1998,
         respectively.                                                          5,943          5,942
         Additional paid-in capital                                         2,142,070      2,192,958
         Accumulated earnings                                               2,259,495      1,247,014
         Treasury stock - 338,500 and 281,500 shares, at par  value, at
         September 30, 1999 and December 31, 1998, respectively                  (339)          (282)
                                                                          ------------   -----------
                  Total stockholders' equity                                4,407,169      3,445,632
                                                                          ------------   -----------

TOTAL                                                                     $  6,612,392   $ 6,100,730
                                                                          ============   ===========

See notes to consolidated financial statements.

                             ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                               SEPTEMBER 30   SEPTEMBER 30
                                                                   1999           1998
                                                               ------------   ------------
REVENUE:
         Equipment and systems sales                           $  1,820,171   $  1,779,650
         Equipment maintenance and service revenue                  666,844        665,117
                                                               ------------   ------------
                  Total revenue                                   2,487,015      2,444,767
                                                               ------------   ------------
COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                               796,163        769,665
                Equipment maintenance and service                   230,993        261,056
                Selling, general and administrative expenses      1,126,281      1,091,101
                                                               ------------   ------------
                  Total costs and expenses                        2,153,437      2,121,822
                                                               ------------   ------------

INCOME FROM OPERATIONS                                              333,578        322,945

NET INTEREST INCOME                                                  24,816          5,099
                                                               ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                                    358,394        328,044

INCOME TAX EXPENSE                                                  152,000        128,000
                                                               ------------   ------------
NET INCOME                                                     $    200,044   $    200,044
                                                               ============   ============
EARNINGS PER COMMON SHARE:
         Basic and diluted                                     $        .04   $        .03
                                                               ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     5,607,449      5,812,381
                                                               ============   ============

See notes to consolidated financial statements

                                  ATS MONEY SYSTEMS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                        (UNAUDITED)


                                                               SEPTEMBER 30  SEPTEMBER 30
                                                                   1999         1998
                                                               -----------   -----------
REVENUE:
         Equipment and systems sales                           $ 7,938,947   $ 8,614,203
         Equipment maintenance and service revenue               2,083,187     1,958,395

                                                               -----------   -----------
                  Total revenue                                 10,022,134    10,572,598
                                                               -----------   -----------

COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                            3,712,876     5,395,511
                Equipment maintenance and service                  818,918       828,621
                Selling, general and administrative expenses     3,806,994     3,542,776

                                                               -----------   -----------
                  Total costs and expenses                       8,338,788     9,766,908
                                                               -----------   -----------

INCOME FROM OPERATIONS                                           1,683,346       805,690

NET INTEREST INCOME                                                 44,135        27,739
                                                               -----------   -----------
INCOME BEFORE INCOME TAX EXPENSE                                 1,727,481       833,429

INCOME TAX EXPENSE                                                 715,000       325,000

                                                               -----------   -----------
NET INCOME                                                     $ 1,012,481   $   508,429
                                                               ===========   ===========

EARNINGS PER COMMON SHARE:
         Basic and diluted                                     $       .18   $       .09
                                                               ===========   ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    5,635,710     5,866,615
                                                               ===========   ===========

See notes to consolidated financial statements.


                                      ATS MONEY SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                            (UNAUDITED)


                                                                       SEPTEMBER 30   SEPTMEBER 30
                                                                           1999           1998
                                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                    $ 1,012,481    $   508,429
         Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                     456,090        387,402
         Changes in current assets and liabilities:
                  Trade accounts receivable - net                        1,735,369        532,682
                  Inventories                                             (354,423)      (155,366)
                  Prepaid expenses and other current assets                (82,879)       (30,169)
                  Accounts payable and accrued expenses                   (779,288)    (1,130,979)
                  Deferred revenue                                         352,428        559,326
                  Deferred income taxes                                     23,330             --
                  Other liabilities                                        (24,961)      (123,155)
         Deposits                                                           19,430        (24,100)

                                                                       -----------    -----------
                      Net cash provided by operating activities          2,357,577        524,070
                                                                       -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
         Capitalization of software development costs                     (482,584)      (525,062)
         Additions to property                                             (73,525)       (11,214)

                                                                       -----------    -----------
                      Net cash used in investing activities               (556,109)      (536,276)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of  Common Stock                                         (51,654)      (145,364)
         Proceeds from the issuance of Common Stock                            710          5,833

                                                                       -----------    -----------
                              Net cash used in  financing activities       (50,944)      (139,531)
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,750,524       (151,737)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             286,368        424,168

                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 2,036,892    $   272,431
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
         Income taxes                                                  $   368,517    $   569,045
                                                                       ===========    ===========
         Interest                                                      $     2,129    $       660
                                                                       ===========    ===========

See notes to consolidated financial statements.

                             ATS MONEY SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               SEPTEMBER 30, 1999

NOTE 1 - UNAUDITED INFORMATION

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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998. Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1998, to which reference is made. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

NOTE 3 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86; "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $436,200 and $373,999 for the nine month periods ended September 30, 1999 and 1998, respectively, and $148,279 and $132,376 for the three month periods ended September 30, 1999 and 1998, respectively.

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

NOTE 5 - EQUIPMENT MAINTENANCE AND SERVICE REVENUE

Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service revenue.

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


Director Stock Plan - In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which, as amended, the Company's non-employee directors, upon first being elected to the Board, are granted 10,000 shares of the Company's common stock, and thereafter, on each reelection, are granted non-qualified stock options to purchase 10,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. In 1995, the non-employee directors were granted an aggregate of 40,000 shares of common stock under this plan, all of which were issued during 1996. In 1997, 1998 and 1999, the non-employee directors were granted non-qualified options under this plan to purchase 30,000 shares of common stock each year, at an exercise price of $.8281 per share, $.9531 per share and $.7969 per share, respectively.

A summary of the details of stock options granted and outstanding balances are presented below:


                                                           OPTIONS OUTSTANDING
                                                           -------------------

                    OPTION                             SEPTEMBER 30  DECEMBER 31
          GRANT      PRICE    EXERCISED     CANCELED        1999            1998
        -------     ------    ---------     --------   ------------  -----------

1993    140,869     .28125       66,761        6,591      67,517 (1)      69,924
         15,315     .28125                                15,315((1)      15,315
         18,816        .31       18,816
         50,000       .001       50,000

1994
         15,000      1.375                     5,000      10,000 (1)      10,000
         21,000      1.250                    21,000        -               -

1996
         37,626    1.03125                    10,879      26,747 (1)      27,247
         10,875     1.1344                     2,500       8,375 (1)       8,375

1997
         34,500        .71        1,000       10,250      23,250 (2)      25,500
         30,000      .8281                                30,000 (1)      30,000

1998
         30,000      .9531                                30,000 (3)      30,000
         19,200        .92                     3,500      15,700 (3)      18,200
          6,000       1.01                                 6,000 (3)       6,000

1999
          6,750        .87                       500       6,250 (5)        -
          2,000        .96                                 2,000 (5)        -
         30,000      .7969                                30,000 (4)        -
         50,000        .70                                50,000 (5)        -
                             -----------   ---------   ---------        --------
                                 136,577      60,220     321,154         240,561
                             ===========   =========   =========        ========

(1)      Fully exercisable as of September 30, 1999.
(2)      15,657 of 23,250 exercisable as of September 30, 1999.
(3)      5,228 of 15,700 and 2,000 of 6,000 and 20,000 of 30,000  exercisable as of September 30, 1999.
(4)      10,000 of 30,000 exercisable as of September 30, 1999.
(5)      Non exercisable as of September 30, 1999.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

At September 30, 1999, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through May 2004, requiring minimum rental payments as follows:

YEAR ENDING DECEMBER 31:



      1999          $     81,974 ( Balance of Year)
      2000               319,628
      2001               308,044
      2002               300,864
      2003               300,864
      2004                92,854
                    ------------
                    $  1,404,228
                    ============

NOTE 8 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine month periods ended September 30, 1999 and 1998, the dilutive effect on earnings per common share was insignificant.

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 QUARTER") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 QUARTER").

Total revenues for the 1999 Quarter were $2,487,015, an increase of $42,248 (2%) from the 1998 Quarter. Equipment and systems sales increased by $40,521(2%) to $1,820,171 for the 1999 Quarter. Equipment maintenance and service revenue increased $1,727 from $665,117 in the 1998 Quarter to $666,844 in the 1999 Quarter.

Cost of equipment and systems remained fairly constant at 44% in the 1999 Quarter compared to 43% in the 1998 Quarter. Cost of equipment maintenance and service decreased from 39% in the 1998 Quarter to 35% in the 1999 Quarter due to a reduction in third party maintenance costs.

Selling, general and administrative expenses of $1,126,281 in the 1999 Quarter were $35,180 (3%) higher than in the 1998 Quarter. Basically, higher salaries, additional staff, and higher rents for increased office space in New Jersey were partially offset by reduced staff and office rent in the Florida office.

Net interest income of $24,816 in the 1999 Quarter was $19,717 (387%) more than in the 1998 Quarter due to a higher level of investments during the 1999 Quarter.

Income tax expense for the 1999 Quarter was $152,000 compared to $128,000 in the 1998 Quarter. This increase of $24,000 (19%) was due to the comparable rise in income from operations.

Net income of $206,394 during the 1999 Quarter was $6,350 (3%) higher than the $200,044 net income in the 1998 Quarter and was mainly due to the increased sales in the 1999 Quarter.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD") TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (THE "1998 PERIOD").

Total revenues for the 1999 Period were $10,022,134 a decrease of $550,464 (5%). Equipment and systems sales declined $675,256 (8%) to $7,938,947 for the 1999 Period. This decrease was primarily due to a large hardware order from a single retail chain during 1998, which was not duplicated in 1999. Equipment maintenance and service revenue was $2,083,187 in the 1999 Period. This was an increase of $124,792 (6%) as a result of additional systems under contract during the 1999 period.

Cost of equipment and systems decreased from 63% in the 1998 Period to 47% in the 1999 Period. This was due to the significant impact of the aforementioned hardware sale in the prior year, coupled with a favorable mix of software sales in the current period. Cost of equipment maintenance and service decreased from 42% in the 1998 Period to 39% in the 1999 Period primarily due to a reduction in third party maintenance costs.

Selling, general and administrative expenses were $3,806,994 for the 1999 Period compared to $3,542,776 for the 1998 period. This was an increase of $264,218 (7%) and was primarily attributable to higher salaries and rents somewhat offset by a decrease in commissions resulting from a decrease in sales.

Net interest income in the 1999 Period was $44,135 compared to $27,739 for the 1998 Period. This increase of $16,396 (59%) was attributable to more cash available due to continued profitable operations and lower receivables.

Income tax expense was $715,000 in the 1999 Period compared to $325,000 in the comparable period of last year. This increase of $390,000 (120%) was due to correspondingly higher income from operations.

Net income increased $504,052 (99%) to $1,012,481 for the 1999 Period and was attributable to the significantly higher gross profit realized in 1999.

FINANCIAL CONDITION:

At September 30, 1999, the Company had working capital of $2,586,622 (an increase of $880,948 from $1,705,674 at December 31, 1998) and cash and cash equivalents (including short-term investments) of $2,036,892 (as compared to $286,368 at December 31, 1998). At September 30, 1999, the Company did not have any outstanding borrowings.

During the first nine months of 1999, operating activities provided $2,357,579 of net cash, primarily from collections of trade accounts receivable and from customers who prepay their annual maintenance contracts. Investing activities used $556,111 of net cash primarily for software development.

The Company has a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to the bank's base rate plus 1/2%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company has not utilized such line of credit since February 1998.

The Company believes that its current working capital, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the foreseeable future.

In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. The Company is continuing such program during 1999. Through November 5, 1999, the Company purchased 238,500 shares of its common stock, under the plan, for an aggregate of $247,653.

The Company leases its facilities. As of September 30, 1999, the Company had no material commitments for capital expenditures.

IMPACT OF THE YEAR 2000 ISSUE:

Background
Many currently installed computer systems and software currently record years in a two-digit format. Such computer systems and software, if not modified, will be unable to properly recognize dates beyond the year 1999. This inability to recognize the year 2000 is commonly referred to as the "Year 2000 Issue".

Internal Systems
The Company has reviewed all of its internal systems and has determined that substantially all of the Company's internal systems are Year 2000 compliant. Remediation was required for certain systems. Systems requiring remediation were the telephone and accounting systems. Both have been certified as Year 2000 compliant. At this juncture the Company believes that all of its significant internal systems are Year 2000 compliant.

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

Key Suppliers and Customers
The Company has commenced a program to assess the possible effects on the Company's operations of Year 2000 readiness by its key suppliers and customers. As of October 28, 1999 100% of the key suppliers and customers queried have responded that they have no Year 2000 issues that will affect the Company.

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




         November 9, 1999                        /s/ GERARD F. MURPHY
     ------------------------                ---------------------------------
             (Date)                                  Gerard F. Murphy
                                                   Chief Executive Officer
                                                        President
                                               (Principal Executive Officer)


         November 9, 1999                        /s/ JOSEPH M. BURKE
     ------------------------                ---------------------------------
             (Date)                                  Joseph M. Burke
                                                 Vice President - Finance
                                                (Principal Accounting and
                                                    Financial Officer)