Form 10QSB/A
period 1999-09-30
ATS MONEY SYSTEMS INC
filed 1999-11-15
CIK 828509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                (Amendment No. 1)


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

                             ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                               SEPTEMBER 30   SEPTEMBER 30
                                                                   1999           1998
                                                               ------------   ------------
REVENUE:
         Equipment and systems sales                           $  1,820,171   $  1,779,650
         Equipment maintenance and service revenue                  666,844        665,117
                                                               ------------   ------------
                  Total revenue                                   2,487,015      2,444,767
                                                               ------------   ------------
COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                               796,163        769,665
                Equipment maintenance and service                   230,993        261,056
                Selling, general and administrative expenses      1,126,281      1,091,101
                                                               ------------   ------------
                  Total costs and expenses                        2,153,437      2,121,822
                                                               ------------   ------------

INCOME FROM OPERATIONS                                              333,578        322,945

NET INTEREST INCOME                                                  24,816          5,099
                                                               ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                                    358,394        328,044


INCOME TAX EXPENSE                                                  152,000        128,000
                                                               ------------   ------------
NET INCOME                                                     $    206,394   $    200,044
                                                               ============   ============
EARNINGS PER COMMON SHARE:
         Basic and diluted                                     $        .04   $        .03
                                                               ============   ============


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     5,607,449      5,812,381
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





         November 15, 1999                       /s/ GERARD F. MURPHY
     ------------------------                ---------------------------------
             (Date)                                  Gerard F. Murphy
                                                   Chief Executive Officer
                                                        President
                                               (Principal Executive Officer)


         November 15, 1999                       /s/ JOSEPH M. BURKE
     ------------------------                ---------------------------------
             (Date)                                  Joseph M. Burke
                                                 Vice President - Finance
                                                (Principal Accounting and
                                                    Financial Officer)