Form 10KSB
period 1999-12-31
ATS MONEY SYSTEMS INC
filed 2000-03-30
CIK 828509

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
      For the fiscal year ended DECEMBER 31, 1999
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from __________________ to _________________.

                         Commission File number 0-17773

                             ATS MONEY SYSTEMS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

     NEVADA                                               13-3442314
    ---------                                      ---------------------
(State of other jurisdiction of             (I.R.S. employer identification No.)
incorporation or organization)

                 25 ROCKWOOD PLACE, ENGLEWOOD, NEW JERSEY 07631
                 ----------------------------------------------
               (Address of principal executive offices)(Zip code)

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X]     No: [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year:  $13,999,166
                                                               ------------

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

      Approximately $5,184,567 on the average of the high bid price $ 2.6563 and low asked price $ 2.750 published by the National Quotation Bureau Inc. on March 13, 2000.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2000 - 5,643,217 shares of Common Stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

2000 definitive annual meeting proxy statement to be filed with the Commission - incorporated by reference into Part III.

Transitional Small Business Disclosure Format: Yes:  [ ]       No: [X]

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


PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

      ATS Money Systems, Inc. ("ATS"), with Innovative Electronics, Inc. ("IEI"), a wholly-owned subsidiary (collectively, the "Company"), is engaged in the development, sale and service of (i) currency counting systems and equipment for fast food, grocery, department and chain stores' cash offices and bank commercial vaults, and (ii) specialized information communications systems primarily used by chain stores. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks and fast food, grocery, department and chain stores. The Company was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.

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

PRODUCTS

      The Company is in the business of marketing currency counting systems, proprietary software computer systems, computers and peripherals for automating fast food, grocery, department and chain stores' cash offices and bank commercial vaults. In addition, IEI is engaged in the business of marketing point-of-sale (POS) systems, communications hardware and software products primarily used by chain stores to permit the internal exchange of information.

      The principal products sold by the Company during 1999 were its ATS CP-3000 Retail Cash Office Management System, ATS 601 Scale, CP-4000 Retail Cash Office Management System, CP-2000 Deposit/Register Verification System, and PowerEncode Check Encoding System, which products accounted for approximately 90% of the Company's 1999 equipment and systems sales and, through IEI, StoreComm ISP and its related hardware. The Company also sells various types of currency/document counters and dispensers.

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

ATS 601 SCALE
-------------

              The ATS-601, an electronic scale for weighing currency and coins, does the work of a friction feed currency counter and a coin counter at the approximate cost of only one of those units. As a result, the user benefits through a reduction in capital expenditure, as well as a reduction in annual maintenance, since the ATS-601 has no mechanical parts to wear or be re-adjusted. The ATS 601 scale will ultimately be replaced by The ATS 6000, an electronic scale introduced in 1999.

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

CP-2000 DEPOSIT/REGISTER VERIFICATION SYSTEM
--------------------------------------------

      The system is an integrated system consisting of a computer, a currency counter, one or more peripherals and a proprietary software system, which provides an alternative to performing manual record keeping of cash receipts and transfers, and is used primarily by banks and retail establishments. The system, using an IBM-PC or compatible computer, interfaces with the Company's currency counter to speed up counting, tally various accounts, maintain period-to-date totals, maintain records and automatically prepare and print various management reports as a by-product of the counting operation. The system's software is readily modifiable to fit the particular needs of a user and can be upgraded. All information is captured on diskette or fixed disk, which assists in generating historical account analysis for management.

      The system is designed for operators with little or no prior experience. Its appeal to management is based on the significant labor savings, which can be achieved through the automation of the counting and reporting functions. If the user does not have an IBM-PC or compatible computer and the associated currency counting equipment to use the system, the Company can furnish all of the necessary equipment. The system varies in price depending upon the hardware configuration and the specific application software used.

POWERENCODE CHECK ENCODING SYSTEM
---------------------------------

      The ATS PowerEncode check encoding system was developed to reduce the cost of handling checks at retail store locations. The system automatically balances checks to point-of-sale ("POS") supplied data, and pre-encodes the check amounts prior to deposit. The system provides and maintains continuous hands free operation that greatly reduces store labor required to complete these functions versus present procedures. ATS also offers the system as part of its Value Added Reseller Agreement with Unisys Corporation.

ATS POWERVAULT CASH VAULT MANAGEMENT SYSTEM
-------------------------------------------

      The PowerVault System was developed to provide a more comprehensive solution for the requirements of larger banks. The PowerVault System utilizes LAN technology and software such as Microsoft Windows and Microsoft Access(R). While the PowerVault System retains all of the benefits to users of the CP-2000 System, it is designed to provide a significant increase in control over, and accountability for, funds as they move within the cycle of a vault. In addition, the PowerVault System offers the capability of providing reports, in hard copy or file, to customers as soon as their deposits have been processed. The PowerVault System uses a combination of workstations with application software providing different functions for the various steps in vault processing. Because the requirements of each vault differ to some degree, the number of workstations and the price of the total system fluctuate substantially.

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

      STORECOMM/ISP - The StoreComm/ISP is an in-store processing software package that resides in each store in the retail chain, to which all POS terminals are networked. This software (and optional IEI communications hardware/printed circuit board) runs on an IBM compatible PC with a Pentium(R) or higher processor. Several operating environments are supported, including UNIX and Windows NT. StoreComm/ISP is the in-store control point and each store's information gateway between the POS and the data center host. The StoreComm/ISP monitors and collects all POS transactions as they occur and processes this data into useful reports. In addition, StoreComm/ISP can provide the POS terminals and other networked devices with access to added functionality, such as credit verification, price look-up, e-mail, layaway and gift certificate tracking. During 1999, IEI provided a customized version of its Windows NT based StoreComm/ISP for a major, southeast US based retail chain. Implementation of the solution enabled the customer to extend the life of their existing POS terminals, thereby preserving a significant POS investment.

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

MARKETING

      The Company believes that the immediate market for its products are those businesses that handle large amounts of cash on a daily basis, such as banks and fast food, grocery, department and chain stores. The Company is an established supplier of currency counting and control systems and equipment and, since its acquisition of IEI, has begun to establish itself as a supplier of hardware and software systems designed to permit the exchange of data among stores within a chain. In the retail industry, the Company's customers include Bergdorf-Goodman, T.J. Maxx, Target Stores, Mervyns, The Home Depot, Lowe's Companies, Inc., Ames Department Stores and Carson Pirie Scott & Company. In the grocery industry, the Company's customers include ShopKo. The Company's users also include major banks in the United States as well as national and regional armored car operators.

      In general, because of the nature of the Company's products, a large potential customer will normally place a small order for the Company's products for testing in one or several locations. If testing meets the customer's criteria, the customer will generally order a large quantity of product for installation throughout its locations and, thereafter, will order decreasing quantities to complete installation at smaller or newly established locations. During 1999, sales to The Home Depot accounted for approximately 23% of the Company's total revenue. In addition, T.J. Maxx accounted for 18%, Dayton Hudson 10% and Lowes 8% with no other customer accounting for more than 5% of the Company's total revenue. The Company's bank sales are not seasonal, but its sales to retailers generally occur during the first three quarters of each year.

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

      The Company participates in over 20 industry conferences such as the National Retail Federation ("NRF") Annual Conference, the NRF Retail Information Systems Conference, the Retail Systems Conference and Exhibition, the National Association of Convenience Stores, Food Service Technology and the Food Marketing Institute's Marketechnics Conference. In addition, the Company conducts a small number of private shows in selected cities.

PRODUCT DEVELOPMENT AND ENHANCEMENT

      The Company's software systems are proprietary. Since its inception, the Company has continued to develop and enhance its proprietary software systems to automate cash processing. During 1999 and 1998, the Company spent approximately $698,000 and $671,000, respectively, to enhance its proprietary software systems.

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

EMPLOYEES

      As of March 13, 2000, the Company had 58 full-time employees, 14 of whom are at IEI. Eight of the Company's employees are executive and administrative personnel, twelve are systems software development personnel, eleven are customer software support personnel, ten are customer hardware support personnel and 17 are sales and marketing personnel. The Company's employees are covered by a comprehensive medical and major medical plan, and receive life insurance and long term disability benefits. The Company is not a party to any collective bargaining agreement and considers its employee relations to be satisfactory.

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

ITEM 2 - DESCRIPTION OF PROPERTY

      The Company leases approximately 10,510 square feet in a four story brick building in Englewood, New Jersey at a current annual rental of approximately $240,000 (subject to increases for real estate taxes and utility costs), for a term ending February 28, 2004 which, at the option of the Company, may be extended for an additional five years. Approximately 50% of the space is used for executive and sales offices, approximately 10% is used for storage and approximately 40% is used for testing and development of the Company's products. The Company also leases two 900 square foot facilities in Englewood, New Jersey, used for storage and depot service, at a combined current annual rental of approximately $19,000 for terms ending November 23, 2000 and May 31, 2001.

      IEI leases approximately 3,080 square feet in a contemporary office park in Miramar, Florida at a current annual rental of $51,251 (subject to increases for real estate taxes and utility costs), for a term ending April 30, 2004 which, at the option of the Company, may be extended for an additional five years.

      The Company considers its facilities suitable and adequate for its present use.

ITEM 3 - LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders of the Company during the fourth quarter of its 1999 fiscal year.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (A) MARKET INFORMATION. The following table sets forth the quarterly high and low bid prices, as reported in the "pink sheets" published by the National Quotation Bureau Inc., for the two years ended
               December 31, 1999. The quotations reported represent prices between dealers, do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

                     1999 CALENDAR YEAR         HIGH BID          LOW BID
                     ------------------         --------          -------
                     1st Quarter                  29/32            11/16
                     2nd Quarter                 1-1/8              5/8
                     3rd Quarter                 1-1/4             31/32
                     4th Quarter                 1-1/2            1-3/32

                     1998 CALENDAR YEAR         HIGH BID          LOW BID
                     ------------------          --------         -------
                     1st Quarter                 1-1/16             5/8
                     2nd Quarter                 1-5/32            29/32
                     3rd Quarter                 1-5/32            29/32
                     4th Quarter                 1                 29/32

          (B)  HOLDERS.  As of March 13, 2000,  the Company had  approximately
               424 holders of record of Common Stock, including Cede & Company, which held 1,628,677 shares of Common Stock as nominee for a number of securities brokers. Bulletin Board Market Makers maintaining a market in the Common Stock on March 13, 2000 consisted of Fahnestock
               & Co., Inc.; Financial America Securities, Inc; USCC Trading
               division of Fleet Securities, Inc.; Greenwood Partners LP, GVR Co.;
               Herzog, Heine, Geduld, Inc; Hill Thompson Magid & Co.; Knight
               Securities LP; Mayer & Schweitzer, Inc; M.H. Meyerson & Co., Inc.;
               Olsen Payne & Co.; Paragon Capital Corp. ; Sharpe Capital Inc; Wein
               Securities Corp.

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

                                       7

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

IN REVIEWING MANAGEMENT'S DISCUSSION AND ANALYSIS, REFERENCE IS MADE TO THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED AS ITEM 7 - "FINANCIAL STATEMENTS" IN THIS ANNUAL REPORT ON FORM 10-KSB.



WORKING CAPITAL AND LIQUIDITY

Information with respect to levels of working capital and other ratios as of December 31, 1999, 1998 and 1997 is as follows:

                                                  1999              1998                1997
                                                  ----              ----                ----

WORKING CAPITAL                                   $3,042,256      $1,879,210          $1,615,469
(current  assets less  current liabilities)

WORKING CAPITAL RATIO                             2.30 to 1       1.78 to 1            1.90 to 1
(current assets to current liabilities)

PERCENTAGE OF CURRENT LIABILITIES TO                50%             70%                 59%
STOCKHOLDERS' EQUITY

PERCENTAGE OF TOTAL LIABILITIES TO                  58%             79%                 68%
STOCKHOLDERS' EQUITY


      At December 31, 1999, the Company had cash and cash equivalents (including short-term investments) of $1,768,847 compared to $286,368 at December 31, 1998.

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

      In 1998, the Company commenced a program to repurchase up to 500,000 shares of common stock from time to time in the over-the-counter market. Through December 31, 1999, the Company purchased 243,500 shares of its common stock, under the plan, for an aggregate of $254,025. The Company is continuing such program during 2000.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998
-----------------------

      Revenues for 1999 were $13,999,166, which was a decrease of $447,911 (3.1%) from 1998 revenues of $14,447,077. Equipment and systems sales declined $638,826 (5.4%) to $11,142,963, primarily due to a large hardware order from a single retail chain during 1998, which was not duplicated in 1999.

      Equipment maintenance and service revenue was $2,856,203 in 1999. This increase of $190,915 (7.2%) was a result of additional systems under contract during 1999.

      Cost of goods sold and service expense decreased from 60.3% of revenue in 1998 to 46.5% in 1999. The Company's hardware sales are less profitable than the sale of its systems and the decrease in the cost of goods and services sold was primarily attributable to a decrease in hardware sales in 1999, coupled with a favorable mix of software sales in 1999.

      Selling, general and administrative expenses were $5,210,206 in 1999 compared to $4,750,338 in 1998, an increase of $459,868 (9.7%). This increase was primarily due to increased salaries and employee incentives, as well as increased travel costs.

      Net interest income increased from $29,695 in 1998 to $65,834 in 1999. This increase of $36,139 (121.7%) was primarily due to more cash available for investment as well as higher interest rates on investments.

      The 1999 tax provision of $1,024,767 was $587,383 (134.3%) higher than the 1998 provision of $437,384, as result of higher taxable income.

      As a result of the foregoing, the Company had net income of $1,316,128 in 1999 compared to net income of $572,975 in 1998, an increase of $743,153 (129.7%).

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



IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

      The Company has completed its Year 2000 remediation efforts and, since January 1, 2000, has not experienced any significant problems internally or with suppliers and customers in connection with this event. Nevertheless, there still remain some future dates that could potentially cause computer systems problems.

      The Company spent approximately $9,000 on its Year 2000 remediation efforts. No significant future costs are anticipated.

      Because the Company has not, to date, experienced any significant problems in the Year 2000, it does not anticipate any major impact on its operations.

ITEM 7 - FINANCIAL STATEMENTS


                             ATS MONEY SYSTEMS, INC.

 Consolidated Financial Statements as of December 31, 1999 and 1998 and for each of the Three Years in the Period Ended December 31, 1999 and Independent
                                    Auditors' Report


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

      Statements of Income                                             F-3

      Statements of Changes in Stockholders' Equity                    F-4

      Statements of Cash Flows                                         F-5

      Notes to Financial Statements                                F-6 to F-11

INDEPENDENT AUDITORS' REPORT

ATS Money Systems, Inc.

We have audited the accompanying consolidated balance sheets of ATS Money Systems, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ATS Money Systems, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 21, 2000

ATS MONEY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                    1999               1998
CURRENT ASSETS:                                                                       -----------        -----------
         Cash and cash equivalents                                                    $ 1,768,847          $ 286,368
         Trade accounts receivable, less allowance for doubtful accounts
            of $173,269 in 1999, and $140,629 in 1998                                   2,707,326          3,251,810
         Inventories (Note 4)                                                             719,704            598,667
         Prepaid expenses and other current assets                                         90,921             63,513
         Deferred income taxes (Note 8)                                                   103,697             77,834
                                     -                                                -----------        -----------
                  Total current assets                                                  5,390,495          4,278,192
                                                                                      -----------        -----------

PROPERTY - At cost
         Office furniture                                                                  69,633             96,659
         Office machinery and equipment                                                   309,129            235,158
                                                                                      -----------        -----------
                  Subtotal                                                                378,762            331,817

         Less accumulated depreciation                                                    222,512            199,388
                                                                                      -----------        -----------

                  Property - net                                                          156,250            132,429
                                                                                      -----------        -----------

OTHER ASSETS:
         Software costs, less accumulated amortization of $1,380,672 in
            1999 and $1,039,667 in 1998 (Note 2)                                        1,796,485          1,685,381
         Deposits and other long-term assets                                               98,018             82,562
                                                                                      -----------          ---------
                  Total other assets                                                    1,894,503          1,767,943
                                                                                      -----------        -----------

TOTAL                                                                                 $ 7,441,248        $ 6,178,564
                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                        $ 1,550,496        $ 1,629,655
         Deferred revenue                                                                 542,576            677,969
         Other liabilities                                                                255,167             91,358
                                                                                      -----------        -----------
                  Total current liabilities                                             2,348,239          2,398,982
                                                                                      -----------        -----------

LONG-TERM:
         Deferred credit, less accumulated amortization of $53,265 in
           1999 and $124,753 and 1998 (Note 3)                                            131,902            160,414
              Deferred income taxes (Note 8)                                              256,592            173,536
                                                                                      -----------        -----------
                             Total long-term liabilities                                  388,494            333,950
                                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY (Note 7):
         Common stock, non-cumulative, voting - $.001 par value, 25,000,000 shares authorized, 5,942,547 and 5,941,547 shares issued at December
            31, 1999 and 1998, respectively                                                 5,943              5,942
         Additional paid-in capital                                                     2,135,774          2,192,958
         Accumulated earnings                                                           2,563,142          1,247,014
         Treasury stock - 343,500 and 281,500 shares, at par value, at
            December 31, 1999 and 1998, respectively
                                                                                             (344)              (282)
                                                                                      -----------        -----------
                  Total stockholders' equity                                            4,704,515          3,445,632
                                                                                      -----------        -----------

TOTAL                                                                                 $ 7,441,248        $ 6,178,564
                                                                                      ===========        ===========

See notes to consolidated financial statements.

ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                              1999                   1998                  1997
                                                                          -----------            -----------            ---------
REVENUE:
         Equipment and systems sales                                      $11,142,963            $11,781,789            $ 7,114,506
         Equipment maintenance and service revenue                          2,856,203              2,665,288              2,630,910
                                                                          -----------              ---------              ---------

              Total revenue                                                13,999,166             14,447,077              9,745,416
                                                                          -----------            -----------            ------------

COSTS AND EXPENSES:
         Cost of goods sold and service expense:
              Equipment and systems                                         5,463,334              7,610,955              3,392,435
              Equipment maintenance and service                             1,050,565              1,105,120              1,023,204
         Selling, general and administrative expenses (Note 5)              5,210,206              4,750,338              4,277,352
                                                                          -----------            -----------            ------------

               Total costs and expenses                                    11,724,105             13,466,413              8,692,991
                                                                          -----------            -----------            ------------
INCOME FROM OPERATIONS                                                      2,275,061                980,664              1,052,425

NET INTEREST INCOME                                                            65,834                 29,695                 57,086
                                                                          -----------            -----------            ------------
INCOME BEFORE INCOME TAX EXPENSE                                            2,340,895              1,010,359              1,109,511

INCOME TAX EXPENSE (Note 8)                                                 1,024,767                437,384                443,806
                                                                          -----------            -----------            ------------
NET INCOME                                                                $ 1,316,128            $   572,975            $   665,705
                                                                          ===========            ===========            ============


EARNINGS PER COMMON SHARE (Note 2):
         Basic and diluted                                                $      0.23            $      0.10            $      0.11
                                                                          ===========            ===========            ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                               5,627,222              5,841,531              5,872,577
                                                                          ===========            ===========            ============

See notes to consolidated financial statements


ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------------

                                                                        ADDITIONAL                                        TOTAL
                                                       COMMON            PAID-IN          ACCUMULATED      TREASURY    STOCKHOLDERS'
                                                       STOCK             CAPITAL           EARNINGS         STOCK       EQUITY
                                                     ----------       -------------        --------       ---------    ----------
BALANCE
  DECEMBER 31, 1996                                 $     5,892        $ 2,374,397          $   8,334        $  (100)   $ 2,388,523


Issuance of common stock  upon the
exercise of stock options (30,820
shares)                                                      31              8,636               -               -            8,667


Net income - 1997                                          -                  -               665,705            -          665,705
                                                    -----------        -----------          ---------        -------    -----------

BALANCE
  DECEMBER 31, 1997                                       5,923          2,383,033            674,039           (100)     3,062,895


Issuance of common stock upon the
exercise of stock options (18,816
shares)                                                      19              5,813               -               -            5,832

Purchase of common stock (181,500                          -              (195,888)              -              (182)      (196,070)
shares)

Net income - 1998                                          -                  -               572,975            -          572,975
                                                    -----------        -----------          ---------        -------    ------------

BALANCE
  DECEMBER 31, 1998                                       5,942          2,192,958          1,247,014           (282)     3,445,632

Issuance of common stock upon the
exercise of stock options (1,000
shares)                                                       1                709               -               -              710

Purchase of common stock (62,000
shares)                                                    -               (57,893)              -               (62)       (57,955)


Net income - 1999                                          -                  -             1,316,128            -        1,316,128
                                                    -----------        -----------          ---------        -------    ------------

BALANCE
  DECEMBER 31, 1999                                 $     5,943        $ 2,135,774        $ 2,563,142        $  (344)   $ 4,704,515
                                                    ===========        ===========        ===========        =======    ===========


See notes to consolidated financial statements



ATS MONEY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------------

                                                                                1999               1998              1997
                                                                            -----------        -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                         $ 1,316,128        $   572,975        $  665,705
         Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                          615,307            528,538           390,094
              Changes in current assets and liabilities:
                  Trade accounts receivable - net                               544,484           (970,133)       (1,017,156)
                  Inventories                                                  (121,037)           (35,986)            4,739
                  Prepaid expenses and other current assets                     (27,408)            19,979           136,430
                  Accounts payable and accrued expenses                         (79,159)           170,410         1,100,164
                  Deferred revenue                                             (135,393)           471,170          (115,326)
                  Deferred income taxes                                         (25,863)           (21,535)           (5,780)
                  Other liabilities                                             163,809            (35,446)          (35,159)
         Deposits and other long-term assets                                    (15,456)           (30,282)           (1,603)
         Deferred income taxes                                                   83,056             73,676            44,609
                                                                            -----------        -----------        ----------

                  Net cash provided by operating activities                   2,318,468            743,366         1,166,717
                                                                            -----------        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capitalization of software development costs                          (697,938)          (671,372)         (984,125)
         Additions to property                                                  (80,806)           (19,556)          (75,229)
                                                                            -----------        -----------        ----------
                  Net cash used in investing activities                        (778,744)          (690,928)       (1,059,354)
                                                                            -----------        -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from the issuance of common stock                                 710              5,832             8,667
         Purchase of common stock                                               (57,955)          (196,070)              -
                                                                            -----------        -----------        ----------
                  Net cash (used in) provided by financing activities           (57,245)          (190,238)            8,667

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                   1,482,479           (137,800)          116,030

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    286,368            424,168           308,138
                                                                            -----------        -----------        ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 1,768,847        $   286,368        $  424,168
                                                                            ===========        ===========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
         Cash paid during the year for income taxes                         $   457,251        $   641,341        $   87,917
                                                                            ===========        ===========        ==========
         Interest paid                                                      $    2,129         $       660            -
                                                                            ===========        ===========        ==========




See notes to consolidated financial statements.

ATS MONEY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
---------------------------------------------------------------------------------------------------------------------------------

 1. DESCRIPTION OF COMPANY OPERATIONS

    ATS Money Systems, Inc. ("ATS"), with a wholly-owned subsidiary, Innovative Electronics, Inc., acquired in August 1994 (collectively, the "Company"), is engaged in the development, sale and service of currency counting systems and equipment for department and chain stores' cash offices and bank commercial vaults and of communications systems primarily used by chain stores. In addition, the Company offers maintenance and service contracts through a national service organization on all machines and equipment it sells. The Company's customers are businesses that handle a large number of cash, check and credit transactions on a daily basis, such as banks, department stores and chain stores. ATS was incorporated in 1987 under the laws of the State of Nevada and is the successor to a similar business acquired by merger in 1988.

    The principal products sold by the Company during 1999 were its ATS CP-3000 Retail Cash Office Management System, ATS 601 Scale, CP-4000 Retail Cash Office Management System, CP-2000 Deposit/Register Verification System, and PowerEncode Check Encoding System, which products accounted for approximately 90% of the Company's 1999 equipment and systems sales and, through IEI, StoreComm ISP and its related hardware. The Company also sells various types of currency/document counters and dispensers.

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

    PROPERTY AND OTHER ASSETS- Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years. At December 31, 1999, there was no event or change in circumstance that would indicate that the carrying amount of any long-lived asset was not recoverable.

    CAPITALIZED SOFTWARE COSTS - The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86. Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value and are periodically evaluated for impairment. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimate of the economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $586,834, $505,982 and $383,470 for the years ended December 31, 1999,
    1998 and 1997, respectively. Fully amortized software costs of $245,829, $254,846 and $106,729 were written off in 1999, 1998 and 1997, respectively.

    REVENUE RECOGNITION - Revenue from equipment and systems sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on either delivery of the software if collectibility is probable or upon completion of the majority of the product, which equates to reaching a milestone in accordance with the contract, and any remaining insignificant obligations of the Company are accounted for by deferring a pro rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on a percentage of completion of performance, completion of performance, or by recording a current year expense for the remaining costs associated with completing the project.

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

    EARNINGS PER COMMON SHARE - Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the years ended December 31, 1999, 1998 and 1997, the dilutive effect on earnings per common share was insignificant.

    INCOME TAXES - The Company files a consolidated Federal tax return. Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    RECLASSIFICATIONS - Certain prior year amounts have been reclassified in order to conform with the 1999 presentation.

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

4.  INVENTORIES

    Inventories consist of equipment held for sale and machine parts, as follows:



                                  1999                    1998
                                  ----                    ----

Equipment held for sale       $  676,931               $ 582,489
Parts and raw materials          115,304                  70,135
Reserve for obsolescence         (72,531)                (53,957)
                              ----------               ---------

                              $  719,704               $ 598,667
                              ==========               =========


 5. RELATED PARTY TRANSACTIONS

    During 1997, the Company paid a director consulting fees and expenses of $11,400 and $3,392, respectively.

    At December 31, 1999 and 1998, all directors and executive officers, as a group, collectively owned 42% and 40%, respectively, of the Company's common stock.

    In April 1999, the Company loaned $40,000 to one of its directors. The loan, which bears interest at 9% per annum, is secured by 100,000 shares of the Company's Common Stock owned by such director. The loan, which originally was scheduled to mature on March 15, 2000, has been extended to March 15, 2001.

 6. COMMITMENTS AND CONTINGENCIES

    At December 31, 1999, the Company was committed under non-cancellable, operating leases for office space, automobiles and office equipment, expiring at various dates through February 2004, requiring minimum annual rental payments as follows:

                          2000      $  332,233
                          2001         316,319
                          2002         303,940
                          2003         303,940
                          2004          94,392
                                    ----------
                                    $1,350,824
                                    ==========


    Rental expense under such leases totaled $369,888, $346,901, and $340,827 for the years ended December 31, 1999, 1998 and 1997, respectively.

7.    STOCKHOLDERS' EQUITY

    COMPANY REPURCHASE PROGRAM - In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. Through December 31, 1999 the Company purchased 243,500 shares of its common stock, under the plan, for an aggregate of $254,025. The Company is continuing such program during 2000.

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

    DIRECTOR STOCK PLAN - In 1995, the Company adopted the 1995 Director Stock Plan pursuant to which, as amended, the Company's non-employee directors, upon first being elected to the Board, are granted 10,000 shares of the Company's common stock, and thereafter, on each reelection, are granted non-qualified stock options to purchase 10,000 shares of the Company's common stock with an exercise price equal to the then fair market value of such shares. In 1995, the non-employee directors were granted an aggregate of 40,000 shares of common stock under this plan, all of which were issued during 1996. In 1997, 1998, and 1999, the non-employee directors were granted non-qualified options under this plan to purchase 30,000 shares of common stock each year, at an exercise price of $.8281 per share, $.9531 per share and $.7969 per share, respectively.

    The estimated fair value of options granted during 1999, 1998 and 1997 was $2.28, $0.27 and $0.56 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:


    Net income to common shareholders:


                                   1999              1998             1997

As  reported                    $1,316,128         $572,975         $665,705

Pro forma                       $1,219,076         $564,697         $629,725

    Net income per common share:

                                1999        1998        1997

       As reported              $.23        $.10        $.11
       Pro forma                $.22        $.10        $.11

The fair values of options granted under the Company's stock option plan during 1999, 1998 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: No dividend yield for 1999, 1998 and 1997, expected volatility of 50%, 53% and 18% for 1999, 1998 and 1997, respectively, and expected lives of 9.7 years for 1999 and 9.5 years for 1998 and 9 years for 1997.

      A summary of the details of stock options granted and outstanding balances are presented below:

                                                                                         OPTIONS OUTSTANDING
                                                                                              DECEMBER 31,
                                                                                              -----------
                                OPTION
                 GRANT          PRICE           EXERCISED          CANCELED             1999            1998
                 -----         --------         ---------          --------             ----            ----

     1993
     ----
                140,869        .28125            66,761             6,591            67,517 (1)        69,924
                 15,315        .28125                                                15,315((1)        15,315
                 18,816           .31            18,816                                   -                 -
                 50,000          .001            50,000                                   -                 -

     1994
     ----
                 15,000         1.375                               5,000            10,000 (1)        10,000
                 21,000         1.250                              21,000                 -                 -

     1996
     ----
                 37,626       1.03125                              10,879            26,747 (1)        27,247
                 10,875        1.1344                               2,500             8,375 (1)         8,375

     1997
     ----
                 34,500           .71             1,000            10,250            23,250 (2)        25,500
                 30,000         .8281                                                30,000 (1)        30,000

     1998
     ----
                 30,000         .9531                                                30,000 (3)        30,000
                 19,200           .92                               3,500            15,700 (3)        18,200
                  6,000          1.01                                                 6,000 (3)         6,000

     1999
     ----
                  6,750           .87                                 500             6,250 (5)             -
                  2,000           .96                                                 2,000 (5)             -
                 30,000         .7969                                                30,000 (4)             -
                 50,000           .70                              12,500            37,500 (5)             -

                                         ---------------  ----------------  ----------------   ---------------
                                                136,577            72,720           308,654           240,561
                                         ===============  ================  ================   ===============

(1)   Fully exercisable as of December 31, 1999.
(2)   15,657 of 23,250 exercisable as of December 31, 1999.
(3)   5,228 of 15,700, 2,000 of 6,000 and 20,000 of 30,000 exercisable as of
      December 31, 1999.
(4)   10,000 of 30,000 exercisable as of December 31, 1999.
(5)   Non exercisable as of December 31, 1999.

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

    The significant items comprising the Company's net deferred taxes as of December 31, 1999 and 1998 are as follows:


                                                                        1999          1998
                                                                     --------       --------
                      Deferred tax assets:
                            Provision for bad debts                  $69,308        $56,252
                            Inventory write-downs                     29,012         21,582
                            Bonus Accrual                              5,377              -
                            Deferred credits -  acquisition           52,761         64,166
                                                                    --------       --------

                                  Total deferred tax assets          156,458        142,000
                                                                    --------       --------

                      Deferred tax liabilities:
                            Depreciation                              25,564         22,421
                            Software amortization                    283,789        215,281
                                                                     -------       --------

                                  Total deferred tax liabilities     309,353        237,702
                                                                     -------       --------


      The income tax provision for the years ended December 31, 1999, 1998 and 1997 consists of the following components:


                                                             1999           1998         1997
                                                           ----------    --------      -------
                                    Current:
                                          Federal          $  692,701   $  244,216    $ 314,976
                                          State               274,873      141,027       90,001
                                                           ----------   ----------   ----------

                                          Total current       967,574      385,243      404,977
                                                           ----------   ----------   ----------

                                    Deferred:
                                          Federal              48,615       44,319       33,005
                                          State                 8,578        7,822        5,824
                                                           ----------   ----------   ----------

                                          Total deferred       57,193       52,141       38,829
                                                           ----------   ----------   ----------

                                    Income tax expense     $1,024,767   $  437,384   $  443,806
                                                           ==========   ==========   ==========

    A reconciliation of the Company's statutory rate to the Company's effective rate is as follows:


                                                 1999          1998          1997
                                                 ----          ----          ----

Expected statutory rate                          34.0%         34.0%         34.0%
State income tax (composite rate)                 8.0           9.7           5.7
Other                                             1.8          (0.4)          0.3
                                                 ----          ----          ----
                                                 43.8%         43.3%         40.0%
                                                 ====          ====          ====




9.    MAJOR CUSTOMERS

      Sales to each of the Company's three major customers, which are subject to change annually, as a percentage of consolidated revenue, for the years ended December 31, approximated:


                                              1999          1998           1997
                                              ----           ----          ----
                 Major Customer 1              23%           46%            21%

                 Major Customer 2              18            17             15

                 Major Customer 3              10             5             13




10.   RETIREMENT PLAN

      The Company has a defined contribution plan covering substantially all of its employees. Company contributions to the plan, which are discretionary, are made from its profits. Contributions are based upon a percentage of eligible employees' salaries ranging from -0-% to a maximum of 15%. There were no contributions in 1999 and 1998. The contribution for 1997 was $27,495.

      Effective January 1, 1998, the Company adopted provisions under the plan to provide a 401k feature. Eligibility occurs after one year of service (with 1,000 hours of service) and attainment of age 21. The characteristics of the 401k plan are that the Company will match 25% of the participant's contribution up to 6% of compensation. Employee contributions, which are voluntary, can range up to 20% of compensation. Vesting of the Company's matching contribution, at the rate of 20% per annum begins after the second year of service until year six when the employee becomes fully vested. Forfeitures will reduce the Company matching contributions. The Company's contribution for 1999 and 1998 was $26,811 and $24,927, respectively. Additionally, in 1999 the Board of Directors voted on and approved an additional one time match for all active participants in the 1999 calendar year. With this additional match, the Company's overall contribution to the plan for 1999 was $51,991.

11.   LINE OF CREDIT

      The Company has a bank line of credit of $750,000 with interest at the bank's base rate plus 0.5%. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. The Company had no borrowings outstanding at December 31, 1999 or December 31, 1998.

                                   EXHIBIT 23


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Registration Statements No. 33-64460 and No. 333-39331 of ATS Money Systems, Inc. on Forms S-8 of our report dated March 21, 2000, appearing in this Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the year ended December 31, 1999.





DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 29, 2000

ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Deloitte & Touche LLP, independent accountants, currently is, and for more than the Company's last three fiscal years has been, the Company's independent auditors. Since the beginning of such three fiscal year period, (i) Deloitte & Touche LLP has not expressed reliance, in its audit report, on the audit services of any other accounting firm, and (ii) there have been no reported disagreements between the Company and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


PART III

      Except for information required by Item 13 (Exhibits and Reports on Form 8-K), the information called for by Part III of Form 10-KSB (Items 9, 10, 11 and
12) is incorporated by reference herein from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended December 31, 1999.

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

         (v) Amendment of Lease, dated as of, June 26, 1998 between ATS Money Systems, Inc. and Rockwood Property Holding, LLC - incorporated herein by reference to Exhibit 10(a)(iv) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1998.

     (b) (i) Profit Sharing Plan of ATS Money Systems, Inc., dated January 1, 1987 - incorporated herein by reference to Exhibit 19 to Post-Effective Amendment No. 1 dated September 26, 1988 to Registration Statement on Form S-18 (No. 33-19657-NY).

         (ii) Amendment to Profit Sharing Plan dated January 1, 1998 - incorporated herein by reference to Exhibit 10(b)(ii) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1998.

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

         (n) Agreement, dated August 5, 1998, between ATS Money Systems, Inc. and Bollinger, Wells, Lett & Co. Inc. - incorporated herein by reference to
Exhibit 10(n) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1998.

         (o) Agreement, dated as of December 10, 1998, between ATS Money Systems, Inc. and Volumatic Ltd. - incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-KSB of ATS Money Systems, Inc. for the fiscal year ended December 31, 1998.

         *(p) Lease agreement, dated as of April 22, 1999, between ATS Money Systems, Inc. and Florida Offset, a division of Gannett Co., Inc.

         *(q) Promissory note, dated as of April 2, 1999, in the principal amount of $40,000, made by Fred Den in favor of ATS Money Systems, Inc., and extension agreement, dated March 1, 2000, between Fred Den and ATS Money Systems, Inc.

         *(r) Stock Pledge Agreement, dated as of April 2, 1999, between Fred Den, as pledgor and ATS Money Systems, Inc., as pledgee.


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

         *27. Financial Data Schedule.

         (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES




      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:            MARCH 29, 2000            ATS Money Systems, Inc.
            -------------------------

                                            By: --------------------------------
                                                Gerard F. Murphy, President and
                                                Chief Executive Officer






      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




                                        ------------------------------------
Dated:   March 29, 2000                 /s/ GERARD F. MURPHY
         ------------------                 Gerard F. Murphy
                                            Director


                                        ------------------------------------
Dated:   March 29, 2000                 /s/ FRED DEN
         ------------------                 Fred Den
                                            Director


                                        ------------------------------------
Dated:   March 29, 2000                 /s/ A. PAUL COX
         ------------------                 A. Paul Cox
                                            Director


                                        ------------------------------------
Dated:   March 29, 2000                 /s/ THOMAS J. CAREY
         ------------------                 Thomas J. Carey
                                            Director


                                        ------------------------------------
Date:    March 29, 2000                 /s/ JOSEPH M. BURKE
         ------------------                 Joseph M. Burke
                                            Vice President - Finance
                                           (Principal Accounting and
                                               Financial Officer)