Form 10QSB
period 2000-03-31
ATS MONEY SYSTEMS INC
filed 2000-05-12
CIK 828509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ________________

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

As of MAY 10, 2000, - 5,643,235 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form           Yes  [ ]    No    [X]

Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

                                            ATS MONEY SYSTEMS, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                                     March 31      December 31
ASSETS:                                                                                2000           1999
CURRENT ASSETS:                                                                     (Unaudited)
         Cash and cash equivalents                                                  $   783,519    $ 1,768,847
         Trade accounts receivable, less allowance for doubtful
           accounts of $173,269 in  2000 and in 1999                                  2,550,860      2,707,326
         Inventories                                                                  1,116,079        719,704
         Prepaid expenses and other current assets                                      205,316         90,921
         Deferred income taxes                                                          114,234        103,697
                                                                                    -----------    -----------
                  Total current assets                                                4,770,008      5,390,495
                                                                                    -----------    -----------

PROPERTY - At cost:
         Office furniture                                                                70,712         69,633
         Office machinery and equipment                                                 329,299        309,129
                                                                                    -----------    -----------
                  Subtotal                                                              400,011        378,762
         Less accumulated depreciation                                                  241,469        222,512
                                                                                    -----------    -----------
                  Property - net                                                        158,542        156,250
                                                                                    -----------    -----------

OTHER ASSETS:
         Software costs, less accumulated amortization of
           $1,536,216   in 2000 and $1,380,672 in 1999                                1,770,437      1,796,485
         Deposits and other long-term assets                                             58,018         98,018
                                                                                    -----------    -----------
                  Total other assets                                                  1,828,455      1,894,503
                                                                                    -----------    -----------

TOTAL                                                                               $ 6,757,005    $ 7,441,248
                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                      $ 1,023,840    $ 1,550,496
         Deferred revenue                                                               510,318        542,576
         Other liabilities                                                              143,188        255,167
                                                                                    -----------    -----------
                  Total current liabilities                                           1,677,346      2,348,239
                                                                                    -----------    -----------

LONG-TERM:
            Deferred credit, less accumulated amortization of
               $146,137 in 2000 and $153,265 in 1999                                    124,774        131,902
            Deferred income taxes                                                       255,877        256,592
                                                                                    -----------    -----------
                  Total long-term liabilities                                           380,651        388,494
                                                                                    -----------    -----------

COMMITMENTS and  CONTINGENCIES
STOCKHOLDERS' EQUITY:
            Common stock, non-cumulative, voting - $.001 par value, 25,000,000 shares authorized, 5,986,735 and 5,942,547
              shares issued at March 31, 2000 and December 31, 1999, respectively         5,987          5,943
            Additional paid-in capital                                                2,151,953      2,135,774
            Accumulated earnings                                                      2,541,412      2,563,142
            Treasury stock - 343,500 shares, at par value
              at March 31, 2000 and December 31, 1999                                      (344)          (344)
                                                                                    -----------    -----------
                  Total stockholders' equity                                          4,699,008      4,704,515
                                                                                    -----------    -----------

TOTAL                                                                               $ 6,757,005    $ 7,441,248
                                                                                    ===========    ===========


See notes to consolidated financial statements.

                              ATS MONEY SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                    (UNAUDITED)

                                                         MARCH 31       MARCH 31
                                                           2000           1999
REVENUE:
         Equipment and systems sales                    $ 2,427,957    $ 2,691,908
         Equipment maintenance and service revenue          636,023        598,735

                                                        -----------    -----------
                  Total revenue                           3,063,980      3,290,643
                                                        -----------    -----------

COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                     1,433,469      1,279,889
                Equipment maintenance and service           263,349        260,912
         Selling, general and administrative expenses     1,390,044      1,356,017

                                                        -----------    -----------
                  Total costs and expenses                3,086,862      2,896,818
                                                        -----------    -----------

(LOSS) INCOME FROM OPERATIONS                               (22,882)       393,825

NET INTEREST INCOME                                          16,489         11,292
                                                        -----------    -----------

(LOSS) INCOME BEFORE INCOME TAX EXPENSE                      (6,393)       405,117

INCOME TAX EXPENSE                                           15,337        160,000
                                                        -----------    -----------

NET (LOSS) INCOME                                       $   (21,730)   $   245,117
                                                        ===========    ===========

EARNING PER COMMON SHARE:
         Basic and diluted                              $     (0.00)   $      0.04
                                                        ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             5,621,407      5,660,047
                                                        ===========    ===========

See notes to consolidated financial statements.

                                         3

                                       ATS MONEY SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                             (UNAUDITED)

                                                                          MARCH 31       MARCH 31
                                                                            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net (Loss) Income                                               $   (21,730)   $   245,117
         Adjustments to reconcile net (loss) income to cash
           provided by operating activities:
         Depreciation and amortization                                       167,376        142,520
         Deferred income taxes                                               (11,252)        20,936
         Changes in current assets and liabilities:
                  Trade accounts receivable - net                            156,466        782,322
                  Inventories                                               (396,375)      (543,137)
                  Prepaid expenses and other current assets                 (114,395)       (48,263)
                  Accounts payable and accrued expenses                     (526,656)      (909,412)
                  Deferred revenue                                           (32,258)     1,126,182
                  Deferred income taxes                                      (10,537)        18,084
         Deposits and other long-term assets                                  40,000          5,832
                                                                         -----------    -----------

                  Net cash  (used in) provided by operating activities      (850,803)       883,738
                                                                         -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Capitalization of software development costs                       (129,499)      (202,604)
         Additions to property                                               (21,249)       (30,080)
                                                                         -----------    -----------

                   Net cash used in investing activities                    (150,748)      (232,684)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of Common Stock                               16,223             --
                                                                         -----------    -----------

                   Net cash used in financing activities                      16,223             --
                                                                         -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (985,328)       651,054

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,768,847        286,368
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   783,519    $   937,422
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
             Income taxes                                                $   408,542    $   151,568
                                                                         ===========    ===========

See notes to consolidated financial statements.

                             ATS MONEY SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000


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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999. Information included in the consolidated balance sheet as of December 31, 1999 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1999, to which reference is made. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain prior year amounts have been reclassified in order to conform with the 2000 presentation.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

NOTE 3 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86; "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $155,547 and $143,032 for the three month periods ended March 31, 2000 and 1999, respectively.

NOTE 4 - REVENUE RECOGNITION

Revenue Recognition - Revenue from equipment and system sales is recognized upon shipment to the buyer and satisfaction of related obligations by the Company. Revenue from software licensing is recognized on either delivery of the software if collectibility is probable or upon completion of the majority of the product, which equates to reaching a milestone in accordance with the contract, and any remaining insignificant obligations of the Company are accounted for by deferring a pro rata portion of revenue and recognizing it either ratably as the obligations are fulfilled or on completion of performance, or by recording a current year expense for the remaining costs associated with completing the project.

NOTE 5 - EQUIPMENT MAINTENANCE AND SERVICE REVENUE

Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through February 2004, requiring minimum rental payments as follows:

YEAR ENDING DECEMBER 31:

              2000         $  247,829 (Balance of Year)
              2001            316,319
              2002            303,940
              2003            303,940
              2004             94,392
                           ----------
                           $1,266,420
                           ==========

NOTE 7 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three month periods ended March 31, 2000 and 1999, the dilutive effect on earnings per common share was insignificant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Reference is made to Item 6 - "Management's Discussion and Analysis or Plan of Operation", contained in the Company's Annual Report on Form 10-KSB for its year ended December 31, 1999, for a discussion of the Company's financial condition as of December 31, 1999, including a discussion of the Company's anticipated liquidity and working capital requirements during 2000.

This Quarterly Report on Form 10-QSB contains, in addition to historical information, certain forward-looking statements that involve significant risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified as such because the context of the statement may include words such as the Company "believes", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, sales, liquidity and capital resources, and accounting matters. The Company's actual results could differ materially from those expressed in or implied by the forward-looking statements contained herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Financial Condition" below and in Item 1 - "Description of Business" and elsewhere in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as well as factors such as future economic conditions and economic conditions in the industries in which the Company's customers compete, a determination by the Company's customers to prolong their test cycles of the Company's equipment, software and software support services, a determination by the Company's customers to modify or change their underlying computer and cash reporting systems, acceptance by customers of the Company's products, changes in customer demand, legislative, regulatory and competitive developments in markets in which the Company operates and other circumstances affecting anticipated revenues and costs. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-QSB or to reflect the occurrence of other unanticipated events.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (THE "2000 QUARTER") TO THE THREE MONTHS ENDED MARCH 31, 1999 (THE "1999 QUARTER").

Total revenues for the 2000 Quarter were $3,063,980 compared to $3,290,643 for the 1999 Quarter, a decrease of $226,663 (6.9%). In the 2000 Quarter, equipment and systems sales decreased $263,951 (9.8%) due primarily to a large order from a major retailer in the first quarter of 1999, which was not duplicated in 2000. Maintenance and service revenue increased by $37,288 (6.2%) from the 1999 Quarter, due to more systems being under contract.

The ratio of cost of equipment and system sales to sales increased from 47.5% in the 1999 Quarter to 59.0% in the 2000 Quarter, due to an increase in hardware sales compared to system sales. Cost of maintenance and service to related revenue decreased from 43.6% in the 1999 Quarter to 41.4% in the 2000 Quarter.

Selling, general and administrative expenses were $1,390,044 in the 2000 Quarter compared to $1,356,017 in the 1999 Quarter. This was an increase of $34,027 (2.5%) and was primarily attributable to increases in marketing and trade show costs.

Interest income for the 2000 Quarter was $16,489 compared to $11,292 for the 1999 Quarter. This increase of $5,197 (46.0%) was due to more funds available for short term investments at higher interest rates.

The provision for income taxes in the 2000 Quarter was $15,337 reflecting an increase in state tax allocations, offset somewhat by a decrease in federal income taxes. This compares to a $160,000 provision in the 1999 Quarter.

As a result of the foregoing, net income decreased $266,847 (108.9%) from a net profit of $245,117 in the 1999 Quarter to a net loss of $21,730 in the 2000 Quarter.

FINANCIAL CONDITION:
-------------------

At March 31, 2000, the Company had working capital of $3,092,662 (an increase of $50,406 from $3,042,256 at December 31, 1999) and cash and cash equivalents (including short term investments) of $783,519 (as compared to $1,768,847 at December 31, 1999).

During the first three months of 2000, operating activities used $850,803 of net cash, primarily from paying accrued liabilities and purchasing inventory. Investing activities used $150,748 of net cash primarily for software development.

The Company has a $750,000 discretionary line of credit for the Company's short-term needs, at an interest rate equal to the bank's prime rate plus 1/2 %. All advances under this line of credit are required to be secured by a lien on substantially all of the Company's assets. Also, the Company has a standby term line of credit for $150,000 (solely for the purchase of equipment) at an interest rate equal to the bank's prime rate plus 1%. The Company has not utilized the discretionary or standby lines of credit since February 1998.

The Company believes that its current working capital, together with anticipated funds from operations, will be sufficient to meet the Company's projected operating needs and capital expenditures for the foreseeable future.

In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. Although no shares were purchased during the 2000 Quarter, the Company is continuing such program during 2000 and, through May 8, 2000 the Company purchased 243,500 shares of its common stock for an aggregate of $254,025.

The Company leases its facilities. As of March 31, 2000, the Company had no material commitments for capital expenditures.

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

                                                 ATS MONEY SYSTEMS, INC.
                                           -------------------------------------
                                                      (Registrant)




               May 12, 2000                       /s/ Gerard F. Murphy
    ---------------------------------      -------------------------------------
               May 12, 2000                        Gerard F. Murphy
                 (Date)                            Chief Executive Officer
                                                   President
                                                   (Principal Executive Officer)


               May 12, 2000                       /s/ Joseph M. Burke
    ---------------------------------      -------------------------------------
               May 12, 2000                        Joseph M. Burke
                  (Date)                           Vice President - Finance
                                                   (Principal Accounting and
                                                   Financial Officer)