Form 10QSB
period 2000-06-30
ATS MONEY SYSTEMS INC
filed 2000-08-11
CIK 828509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of AUGUST 4, 2000, - 5,642,895 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form           Yes  [ ]    No    [X]

Part I.     FINANCIAL INFORMATION
Item I.     Financial Statements

                             ATS MONEY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                               June 30      December 31
                                                                 2000          1999
                                                             -----------    -----------
                                                             (Unaudited)
ASSETS:
CURRENT ASSETS:
      Cash and cash equivalents                                1,707,530    $ 1,768,847

      Trade accounts receivable, less allowance
        for doubtful accounts of $173,269 in
        2000 and in 1999                                       2,218,805      2,707,326
      Inventories                                              1,158,389        719,704
      Prepaid expenses and other current assets                  226,622         90,921
        Deferred income taxes                                    118,511        103,697
                                                             -----------    -----------
                 Total current assets                          5,429,857      5,390,495
                                                             -----------    -----------

PROPERTY - At cost:
      Office furniture                                            72,948         69,633
      Office machinery and equipment                             343,736        309,129
                                                             -----------    -----------
               Subtotal                                          416,684        378,762
      Less accumulated depreciation                              258,463        222,512
                                                             -----------    -----------
               Property - net                                    158,221        156,250
                                                             -----------    -----------

OTHER ASSETS:
      Software costs, less accumulated amortization of
        $1,706,368 in 2000 and $1,380,672 in 1999              1,790,288      1,796,485
      Deposits and other long-term assets                         58,018         98,018
                                                             -----------    -----------
               Total other assets                              1,848,306      1,894,503
                                                             -----------    -----------

TOTAL                                                        $ 7,436,384    $ 7,441,248
                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Accounts payable and accrued expenses                  $   843,152    $ 1,550,496
      Deferred revenue                                         1,394,557        542,576
      Other liabilities                                           90,732        255,167
                                                             -----------    -----------
               Total current liabilities                       2,328,441      2,348,239
                                                             -----------    -----------

LONG-TERM:
     Deferred credit, less accumulated amortization of
     $167,521 in 2000 and $153,265 in 1999                       117,646        131,902

     Deferred income taxes                                       258,258        256,592
                                                             -----------    -----------
                Total long-term liabilities                      375,904        388,494
                                                             -----------    -----------

COMMITMENTS and  CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, non-cumulative, voting - $.001 par value,
     25,000,000 shares authorized, 6,013,395 and 5,942,547
     shares issued at June 30, 2000 and December 31,
     1999, respectively                                            6,013          5,943
     Additional paid-in capital                                2,160,448      2,135,774
     Accumulated earnings                                      2,565,934      2,563,142
     Treasury stock - 355,500 shares, at par value
      at June 30, 2000 and 343,500 December 31, 1999                (356)          (344)
                                                             -----------    -----------
            Total stockholders' equity                         4,732,039      4,704,515
                                                             -----------    -----------

TOTAL                                                        $ 7,436,384    $ 7,441,248
                                                             ===========    ===========


See notes to consolidated financial statements.


                             ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                       June 30     June 30
                                                        2000        1999
                                                     -----------  -----------
REVENUE:
      Equipment and systems sales                    $1,651,277   $3,426,868
      Equipment maintenance and service revenue         751,066      817,608

                                                     ----------   ----------
            Total revenue                             2,402,343    4,244,476
                                                     ----------   ----------

COST AND EXPENSES:
      Cost of goods sold and service expense:
          Equipment and systems                         818,167    1,636,824
          Equipment maintenance and service             233,320      327,013
      Selling, general and administrative expenses    1,338,989    1,324,696

                                                     ----------   ----------
            Total costs and expenses                  2,390,476    3,288,533
                                                     ----------   ----------

INCOME FROM OPERATIONS                                   11,867      955,943

NET INTEREST INCOME                                      24,972        8,027
                                                     ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                         36,839      963,970

INCOME TAX EXPENSE                                       12,317      403,000
                                                     ----------   ----------

NET INCOME                                           $   24,522   $  560,970
                                                     ==========   ==========

EARNINGS PER COMMON SHARE:
      Basic and diluted                              $     0.00   $     0.10
                                                     ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         5,649,438    5,701,487
                                                     ==========   ==========


See notes to consolidated financial statements.


                             ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                       June 30        June 30
                                                        2000            1999
                                                     -----------    -----------
REVENUE:
      Equipment and systems sales                    $ 4,079,234    $ 6,118,776
      Equipment maintenance and service revenue        1,387,089      1,416,343

                                                     -----------    -----------
            Total revenue                              5,466,323      7,535,119
                                                     -----------    -----------

COST AND EXPENSES:
      Cost of goods sold and service expense:
          Equipment and systems                        2,251,636      2,916,713
          Equipment maintenance and service              496,669        587,925
      Selling, general and administrative expenses     2,729,033      2,680,713

                                                     -----------    -----------
            Total costs and expenses                   5,477,338      6,185,351
                                                     -----------    -----------

(LOSS) INCOME FROM OPERATIONS                            (11,015)     1,349,768

NET INTEREST INCOME                                       41,461         19,319

                                                     -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE                          30,446      1,369,087

INCOME TAX EXPENSE                                        27,654        563,000

                                                     -----------    -----------
NET INCOME                                           $     2,792    $   806,087
                                                     ===========    ===========

EARNINGS PER COMMON SHARE:
      Basic and diluted                              $      0.00    $      0.14
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          5,633,518      5,711,350
                                                     ===========    ===========

See notes to consolidated financial statements.


                             ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                                          June 30        June 30
                                                            2000           1999
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                         $     2,792    $   806,087
      Adjustments to reconcile net income to net cash
       Provided by operating activities:
      Depreciation and amortization                          347,391        300,100
      Changes in current assets and liabilities:
            Trade accounts receivable - net                  488,521      1,161,904
            Inventories                                     (438,685)      (165,745)
            Prepaid expenses and other current assets       (135,701)       (34,741)
            Accounts payable and accrued expenses           (707,344)    (1,041,585)
            Deferred revenue                                 851,981        915,373
            Other liabilities                               (164,435)       125,905
            Deferred income taxes                            (14,814)       (37,280)

      Deposits and other long-term assets                     40,000         20,230
            Deferred income taxes                              1,666         62,144
                                                         -----------    -----------

            Net cash  provided by operating activities       271,372      2,112,392
                                                         -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalization of software development costs          (319,499)      (331,276)
      Additions to property                                  (37,922)       (60,997)
                                                         -----------    -----------

             Net cash used in investing activities          (357,421)      (392,273)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of Common Stock                  39,311             --
      Repurchase of Company Common Stock                     (14,579)       (32,208)
                                                         -----------    -----------
       Net cash provided by (used in) financing
         activities                                           24,732        (32,208)
                                                         -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (61,317)     1,687,911

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,768,847        286,368
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 1,707,530    $ 1,974,279
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
      Income taxes                                       $   603,947    $   259,719
                                                         ===========    ===========
      Interest                                           $     1,875    $     2,129
                                                         ===========    ===========

See notes to consolidated financial statements.

                             ATS MONEY SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000


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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2000, and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999. Information included in the consolidated balance sheet as of December 31, 1999 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1999, to which reference is made. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain prior year amounts have been reclassified in order to conform with the 2000 presentation.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

NOTE 3 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86; "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $325,696 and $287,923 for the six month periods ended June 30, 2000 and 1999, respectively, and $170,149 and $144,891 for the three month periods ended June 30, 2000 and 1999.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance, due, in part, to the large number of revenue recognition issues that registrants encounter. Implementation of Staff Accounting Bulletin No. 101 must occur no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has not yet evaluated the impact of the implementation of Staff Accounting Bulletin No.
101. As this Staff Accounting Bulletin is not intended to change current guidance in the accounting literature, management of the Company believes that the implementation of such will not have an impact on its financial statements. However, implementation may require restatement of the Company's financial statements.

NOTE 5 - EQUIPMENT MAINTENANCE AND SERVICE REVENUE

Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through June 2004, requiring minimum rental payments as follows:

YEAR ENDING DECEMBER 31:

         2000       $  164,715 (Balance of Year)
         2001          316,319
         2002          303,940
         2003          303,940
         2004           60,224
                    ----------
                    $1,149,138
                    ==========

NOTE 7 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and six month periods ended June 30, 2000 and 1999, the dilutive effect on earnings per common share was insignificant.

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 (THE "2000 QUARTER") TO THE THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 QUARTER").

Total revenues for the 2000 Quarter were $2,402,343, a decrease of $1,842,133 (43.4%) from the 1999 Quarter. Equipment and systems sales decreased by $1,775,591 (51.8%) to $1,651,277 for the 2000 Quarter, due primarily to significant orders received in the 1999 Quarter which were not repeated in the 2000 Quarter. Maintenance and service revenue decreased $66,542 (8.1%) from $817,608 in the 1999 Quarter to $751,066 in the 2000 Quarter, primarily due to a change in the type of service provided to a major customer.

Cost of equipment and systems sales increased from 47.8% of sales in the 1999 Quarter to 49.5% of sales in the 2000 Quarter due to an unfavorable mix of product. Cost of maintenance and service decreased from 40.0% in the 1999 Quarter to 31.1% due to less labor and lower costs from a third party vendor.

Selling, general and administrative expenses of $1,338,989 in the 2000 Quarter were $14,293 (1.1%) higher than in the 1999 Quarter. Higher salaries and additional staff in the 2000 Quarter were offset, in part, by a decrease in commissions resulting from a decrease in sales.

Interest income of $24,972 in the 2000 Quarter was $16,945 (211.1%) more than in the 1999 Quarter due to an increase in funds available for investment during the 2000 Quarter, as a result of prepayments of certain contracts, and higher interest rates on investments.

Income tax expense for the 1999 Quarter was $403,000 compared to $12,317 in the 2000 Quarter. This decrease of $390,683 (96.9%) was due to the comparable decrease in income from operations.

As a result of the foregoing, net income decreased by $536,488 (95.6%) to $24,522 in the 2000 Quarter from $560,970 in the 1999 Quarter.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 (THE "2000 PERIOD") TO THE SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD").

Total revenues for the 2000 Period were $5,466,323, a decrease of $2,068,796 (27.5%) from the 1999 Period. Equipment and system sales decreased by $2,039,542 (33.3%) to $4,079,234,in the 2000 Period, due primarily to significant orders received in the 1999 Period which were not repeated in the 2000 Period. Maintenance and service revenue decreased $29,254 (2.1%) from $1,416,343 in the 1999 Period to $1,387,089 in the 2000 Period, primarily due to a change in the maintenance provided to a major customer.

Due to an unfavorable product mix, cost of equipment and system sales increased to 55.2% in the 2000 Period compared to 47.7% in the 1999 Period. Cost of maintenance and service decreased from 41.5% in the 1999 Period to 35.8% in the 2000 Period, primarily due to lower costs from third party vendors and reduced labor.

Selling, general and administrative expenses of $2,729,033 in the 2000 Period were $48,320 (1.8%) higher than in the 1999 Period. Higher salaries and additional staff in the 2000 Period were offset, in part, by a decrease in commissions resulting from a decrease in sales.

Interest income of $41,461 in the 2000 Period was $22,142 (114.6%) more than in the 1999 Period due to an increase in funds available for investment in the 2000 Period, as a result of prepayments of certain contracts, and higher interest rates on investments.

Income tax expense for the 2000 Period was $27,654 compared to $563,000 in the 1999 Period. This decrease was due to the comparable decrease in income from operations.

As a result of the foregoing, net income decreased by $803,295 (99.7%) to $2,792 in the 2000 Period from $806,087 in the 1999 Period.

FINANCIAL CONDITION:
-------------------

At June 30, 2000, the Company had working capital of $3,101,416 (an increase of $59,160 from $3,042,256 at December 31, 1999) and cash and cash equivalents (including short term investments) of $1,707,530 (as compared to $1,768,847 at December 31, 1999).

During the first six months of 2000, operating activities provided $271,372 of net cash, primarily from payments of maintenance contracts and collections of receivables. Investing activities used $357,421 of net cash primarily for software development.

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

In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. The Company is continuing such program during 2000 and, through August 4, 2000, the Company purchased 270,500 shares of its common stock for an aggregate of $283,919.

The Company leases its facilities. As of June 30, 2000, the Company had no material commitments for capital expenditures.

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

                                                 ATS MONEY SYSTEMS, INC.
                                           -------------------------------------
                                                      (Registrant)




            August 11, 2000                       /s/ Gerard F. Murphy
    ---------------------------------      -------------------------------------
            August 11, 2000                        Gerard F. Murphy
                 (Date)                            Chief Executive Officer
                                                   President
                                                   (Principal Executive Officer)


            August 11, 2000                       /s/ Joseph M. Burke
    ---------------------------------      -------------------------------------
            August 11, 2000                        Joseph M. Burke
                  (Date)                           Vice President - Finance
                                                   (Principal Accounting and
                                                   Financial Officer)