Form 10QSB
period 2000-09-30
ATS MONEY SYSTEMS INC
filed 2000-11-13
CIK 828509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                                 (201) 894-1700
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

As of November 9, 2000, - 5,642,895 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Form     Yes  [ ]    No   [X]

Part I.  FINANCIAL INFORMATION
Item I.  Financial Statements

                             ATS MONEY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                 September 30     December 31
                                                                                     2000             1999
                                                                                 -------------    -------------
                                                                                  (Unaudited)
ASSETS:
CURRENT ASSETS:
         Cash and cash equivalents                                               $     604,962    $   1,768,847
         Trade accounts receivable, less allowance for doubtful
         accounts of $30,500 in 2000 and $173,269 in 1999                            2,076,906        2,707,326
         Inventories                                                                 1,361,201          719,704
         Prepaid expenses and other current assets                                     285,635           90,921
              Deferred income taxes                                                     57,640          103,697
                                                                                 -------------    -------------
                  Total current assets                                               4,386,344        5,390,495
                                                                                 -------------    -------------

PROPERTY - At cost:

         Office furniture                                                               74,132           69,633
         Office machinery and equipment                                                347,061          309,129
                                                                                 -------------    -------------
                  Subtotal                                                             421,193          378,762
         Less accumulated depreciation                                                 261,060          222,512
                                                                                 -------------    -------------
                  Property - net                                                       160,133          156,250
                                                                                 -------------    -------------

OTHER ASSETS:
         Software costs, less accumulated amortization of
          $1,877,957 in 2000 and $1,380,672 in 1999                                  1,722,261        1,796,485
         Deposits and other long-term assets                                            58,018           98,018
                                                                                 -------------    -------------
                  Total other assets                                                 1,780,279        1,894,503
                                                                                 -------------    -------------

TOTAL                                                                            $   6,326,756    $   7,441,248
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                   $     242,659    $   1,550,496
         Deferred revenue                                                              739,584          542,576
         Other liabilities                                                             132,541          255,167
                                                                                 -------------    -------------
                  Total current liabilities                                          1,114,784        2,348,239
                                                                                 -------------    -------------

LONG-TERM:
           Deferred credit, less accumulated amortization of
              $174,649 in 2000 and $153,265 in 1999                                    110,518          131,902
           Deferred income taxes                                                       271,183          256,592
                                                                                 -------------    -------------
                  Total long-term liabilities                                          381,701          388,494
                                                                                 -------------    -------------

COMMITMENTS and  CONTINGENCIES
STOCKHOLDERS' EQUITY:
            Common stock, non-cumulative, voting - $.001 par value, 25,000,000 shares authorized, 6,013,395 and 5,942,547
               shares issued at September 30, 2000 and December 31, 1999,
               Respectively                                                              6,013            5,943
            Additional paid-in capital                                               2,144,769        2,135,774
            Accumulated earnings                                                     2,679,860        2,563,142
            Treasury stock - 370,500 and 343,500 shares
               at September 30, 2000 and  December 31, 1999, respectively                 (371)            (344)
                                                                                 -------------    -------------
                  Total stockholders' equity                                         4,830,271        4,704,515
                                                                                 -------------    -------------

TOTAL                                                                            $   6,326,756    $   7,441,248
                                                                                 =============    =============

See notes to consolidated financial statements

                             ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                        September 30   September 30
                                                            2000           1999
                                                        ------------   ------------
REVENUE:

         Equipment and systems sales                    $  2,129,522   $  1,820,171
         Equipment maintenance and service revenue           692,178        666,844

                                                        ------------   ------------
                  Total revenue                            2,821,700      2,487,015
                                                        ------------   ------------

COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                      1,282,458        796,163
                Equipment maintenance and service            232,319        230,993
         Selling, general and administrative expenses      1,128,544      1,126,281
                                                        ------------   ------------
                  Total costs and expenses                 2,643,321      2,153,437
                                                        ------------   ------------

INCOME FROM OPERATIONS                                       178,379        333,578

NET INTEREST INCOME                                           22,547         24,816

                                                        ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                             200,926        358,394

INCOME TAX EXPENSE                                            87,000        152,000

                                                        ------------   ------------
NET INCOME                                              $    113,926   $    206,394
                                                        ============   ============

EARNINGS PER COMMON SHARE:
         Basic and diluted                              $        .02   $        .04
                                                        ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              5,646,449      5,607,449
                                                        ============   ============

See notes to consolidated financial statements.


                             ATS MONEY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                             September 30   September 30
                                                                 2000           1999
                                                             ------------   ------------
REVENUE:
         Equipment and systems sales                         $  6,208,756   $  7,938,947
         Equipment maintenance and service revenue              2,079,267      2,083,187

                                                             ------------   ------------
                  Total revenue                                 8,288,023     10,022,134
                                                             ------------   ------------

COST AND EXPENSES:
         Cost of goods sold and service expense:
                Equipment and systems                           3,534,094      3,712,876
                Equipment maintenance and service                 728,988        818,918
         Selling, general and administrative expenses           3,857,577      3,806,994

                                                             ------------   ------------
                  Total costs and expenses                      8,120,659      8,338,788
                                                             ------------   ------------

INCOME FROM OPERATIONS                                            167,364      1,683,346

NET INTEREST INCOME                                                64,008         44,135

                                                             ------------   ------------
INCOME BEFORE INCOME TAX EXPENSE                                  231,372      1,727,481

INCOME TAX EXPENSE                                                114,654        715,000

                                                             ------------   ------------
NET INCOME                                                   $    116,718   $  1,012,481
                                                             ============   ============

EARNINGS PER COMMON SHARE:
         Basic and diluted                                   $        .02   $        .18
                                                             ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   5,768,882      5,635,710
                                                             ============   ============

See notes to consolidated financial statements.


                                      ATS MONEY SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                            (UNAUDITED)

                                                                            September 30    September 30
                                                                                2000            1999
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                         $    116,718    $  1,012,481
         Adjustments to reconcile net income to net cash
            provided by operating activities:
         Depreciation and amortization                                           514,449         456,090
         Deferred income taxes                                                    14,591          38,712
         Changes in current assets and liabilities:
                  Trade accounts receivable - net                                630,420       1,735,369
                  Inventories                                                   (641,497)       (354,423)
                  Prepaid expenses and other current assets                     (194,714)        (82,879)
                  Accounts payable and accrued expenses                       (1,307,837)       (779,288)
                  Deferred revenue                                               197,008         352,428
                  Other liabilities                                             (122,626)        (24,961)
                  Deferred income taxes                                           46,057         (15,382)
         Deposits and other long-term assets                                      40,000          19,430
                                                                            ------------    ------------
                      Net cash (used in) provided by operating activities       (707,431)      2,357,577
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Capitalization of software development costs                           (423,061)       (482,584)
         Additions to property                                                   (42,431)        (73,525)

                                                                            ------------    ------------
                      Net cash used in investing activities                     (465,492)       (556,109)
                                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the issuance of Common Stock                               39,311         (51,654)
         Repurchase of Company Common Stock                                      (30,273)            710

                                                                            ------------    ------------
                      Net cash provided by (used in) financing activities          9,038         (50,944)
                                                                            ------------    ------------

NET (DECREASE)/INCREASE  IN CASH AND CASH EQUIVALENTS                         (1,163,885)      1,750,524

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,768,847         286,368

                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $    604,962    $  2,036,892
                                                                            ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
         Income taxes                                                       $    636,124    $    368,517
                                                                            ============    ============
         Interest                                                           $      1,875    $      2,129
                                                                            ============    ============

See notes to consolidated financial statements.

                             ATS MONEY SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


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

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2000, and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999. Information included in the consolidated balance sheet as of December 31, 1999 has been derived from the Company's audited financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 1999, to which reference is made. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain prior year amounts have been reclassified in order to conform with the 2000 presentation.

NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for machine parts and specific identification for machines held for sale.

NOTE 3 - CAPITALIZED SOFTWARE COSTS

The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86; "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Costs incurred to establish the technological feasibility of computer software are expensed as incurred. Costs incurred for product enhancements, subsequent to establishing technological feasibility, are capitalized and stated at the lower of cost or net realizable value. Capitalized costs are amortized using the straight-line method over five years, which approximates the estimated remaining useful life of the product. It is possible that the estimated economic life of the products and related carrying values could be reduced in the near term due to competitive pressures. Amortization of computer software costs amounted to $497,285 and $436,200 for the nine month periods ended September 30, 2000 and 1999, respectively, and $171,589 and $148,279 for the three month periods ended September 30, 2000 and 1999.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements. The Staff Accounting Bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance, due, in part, to the large number of revenue recognition issues that registrants encounter. Implementation of Staff Accounting Bulletin No. 101 must occur no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of the implementation of Staff Accounting Bulletin No. 101. As this Staff Accounting Bulletin is not intended to change current guidance in the accounting literature, management of the Company believes that the implementation of such will not have an impact on its financial statements. However, implementation may require restatement of the Company's financial statements.

NOTE 5 - EQUIPMENT MAINTENANCE AND SERVICE REVENUE

Equipment maintenance and service revenue is recognized as earned over the term of the contract, which is generally a maximum of one year in length. Deferred revenue represents the unearned portion of equipment maintenance and service fees.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

At September 30, 2000, the Company was committed under noncancelable, operating leases for office space, automobiles and office equipment, expiring at various dates through June 2004, requiring minimum rental payments as follows:

YEAR ENDING DECEMBER 31:

      2000          $   81,521 (Balance of Year)
      2001             316,319
      2002             303,940
      2003             303,940
      2004              60,224
                    ----------
                    $1,065,944
                    ==========

NOTE 7 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. For the three and nine month periods ended September 30, 2000 and 1999, the dilutive effect on earnings per common share was insignificant.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging purposes. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative. SFAS 138 adds to the accounting guidance for derivative instruments and hedging activities. SFAS 133 as amended by SFAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. As of September 30, 2000, the Company did not have any derivatives as defined under SFAS 133. Therefore, the adoption of the new accounting standards will not have an effect on the Company's financial condition, results of operations or cash flows.

NOTE 9 - SUBSEQUENT EVENT

During October 2000, the Company entered into a letter of intent (the "Letter") to purchase certain assets of another company for approximately $235,000 plus commission amounts as set forth in the Letter. Such assets are primarily intellectual property rights, patents, copyrights, trademarks and other trade secrets, tangible assets and certain other intangible assets such as customers lists and unfilled purchase contracts. No liabilities will be assumed by the Company other than those specifically agreed to by the Company. The Company expects the closing of such sale to take place by November 30, 2000. However, there can be no guarantee that this transaction will take place.

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

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 QUARTER") TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 QUARTER").

Total revenues for the 2000 Quarter were $2,821,700, an increase of $334,685 (13.5%) from the 1999 Quarter. Equipment and systems sales increased by $309,351 (17.0%) from $1,820,171 in the 1999 Quarter to $2,129,522 in the 2000 Quarter,
primarily due to an increase in sales of hardware products. Maintenance and service revenue increased by $25,334 (3.8%) from $666,844 in the 1999 Quarter to $692,178 in the 2000 Quarter, due to more systems being under contract.

Cost of equipment and systems sales increased from 43.7% of sales in the 1999 Quarter to 60.2% of sales in the 2000 Quarter due to greater sales of hardware, which carry higher costs than software. Cost of maintenance and service decreased from 34.6% of such revenue in the 1999 Quarter to 33.6% of such revenue in the 2000 Quarter due to lower costs from a third party vendor.

Selling, general and administrative expenses of $1,128,544 in the 2000 Quarter were substantially unchanged (an increase of $2,263 from the 1999 Quarter) primarily due to an increase in commissions resulting from an increase in sales, offset by a reduction in various other expenses.

Net interest income of $22,547 in the 2000 Quarter was $2,269 (9.1%) less than in the 1999 Quarter, even though interest rates in the 2000 Quarter were higher than in the 1999 Quarter, due to a decrease in funds available for investment during the 2000 Quarter.

Income tax expense for the 1999 Quarter was $152,000 compared to $87,000 in the 2000 Quarter. This decrease of $65,000 (42.8%) was due to the comparable decrease in income from operations.

As a result of the foregoing, net income decreased by $92,468 (44.8%) to $113,926 in the 2000 Quarter from $206,394 in the 1999 Quarter.

COMPARISON OF CONSOLIDATED OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (THE "2000 PERIOD") TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (THE "1999 PERIOD").

Total revenues for the 2000 Period were $8,288,023, a decrease of $1,734,111 (17.3%) from the 1999 Period. Equipment and system sales decreased by $1,730,191 (21.8%) to $6,208,756, in the 2000 Period, due primarily to significant orders received in the 1999 Period which were not repeated in the 2000 Period. Maintenance and service revenue was substantially unchanged in the 2000 Period (a decrease of $3,920 from the 1999 Period).

Due to an unfavorable product mix of higher hardware sales and lower software sales, cost of equipment and system sales increased to 56.9% of sales in the 2000 Period compared to 46.8% of sales in the 1999 Period. Cost of maintenance and service decreased from 39.3% of such revenue in the 1999 Period to 35.1% of such revenue in the 2000 Period, primarily due to lower costs from a third party vendor and a reduction in the number of personnel working with contracted maintenance.

Selling, general and administrative expenses of $3,857,577 in the 2000 Period were $50,583 (1.3%) higher than in the 1999 Period. Higher salaries and additional staff in the 2000 Period were offset, in part, by a decrease in commissions resulting from a decrease in sales.

Net interest income of $64,008 in the 2000 Period was $19,873 (45.0%) more than in the 1999 Period due to an increase in funds available for investment in the 2000 Period, as a result of prepayments of certain contracts, and higher interest rates on investments.

Income tax expense for the 2000 Period was $114,654 compared to $715,000 in the 1999 Period. This decrease was due to the comparable decrease in income from operations.

As a result of the foregoing, net income decreased by $895,763 (88.5%) to $116,718 in the 2000 Period from $1,012,481 in the 1999 Period.

FINANCIAL CONDITION:

At September 30, 2000, the Company had working capital of $3,271,560 (an increase of $229,304 from $3,042,256 at December 31, 1999) and cash and cash equivalents (including short term investments) of $604,962 (as compared to $1,768,847 at December 31, 1999).

During the first nine months of 2000, operating activities used $707,431 of net cash, primarily for payments of current liabilities and increases in inventory. Investing activities used $465,492 of net cash, primarily for software development.

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

In 1998, the Company commenced a program to repurchase up to 500,000 shares of its common stock from time to time in the over-the-counter market. The Company is continuing such program during 2000 and, through November 9, 2000, the Company purchased 270,500 shares of its common stock for an aggregate of $283,919.

The Company leases its facilities. As of September 30, 2000, the Company had no material commitments for capital expenditures.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's 2000 Annual Meeting of Stockholders was held on June 30, 2000.

         (b) At the meeting, 5,404,575 shares we present in person or by proxy. At the meeting, the three incumbent directors of the Company who had been nominated by the Board of Directors for re-election as a director of the Company were re-elected. The votes cast were as follows:

Name of Nominee                  Votes Cast for                   Votes Withheld
---------------                  --------------                   --------------
Gerard F. Murphy                   4,101,046                           10,525
Fred Den                           4,099,046                           12,525
Thomas J. Carey                    4,101,046                           10,525

         (c)  The other matters voted upon at the meeting were:

              (i) Ratification of a 100,000 share increase in the number of shares of Common Stock reserved for grants under the Company's Stock Option Plan:

                        For        Against          Abstaining
                     ---------     -------          ----------
                     5,253,741     122,659            32,150

               (ii) Ratification of a 50,000 share increase in the number of shares of Common Stock reserved for grants under the Company's 1995 Director Stock Plan:

                        For        Against          Abstaining
                     ---------     -------          ----------
                     3,953,171     1,423,220          32,150

              (iii) Ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

                        For        Against          Abstaining
                     ---------     -------          ----------
                     5,378,841       950              28,750

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

                                                 ATS MONEY SYSTEMS, INC.
                                           -------------------------------------
                                                      (Registrant)



            November 13, 2000                     /s/ Gerard F. Murphy
    ---------------------------------      -------------------------------------
            November 13, 2000                      Gerard F. Murphy
                 (Date)                            Chief Executive Officer
                                                   President
                                                   (Principal Executive Officer)


            November 13, 2000                     /s/ Joseph M. Burke
    ---------------------------------      -------------------------------------
            November 13, 2000                      Joseph M. Burke
                  (Date)                           Vice President - Finance
                                                   (Principal Accounting and
                                                   Financial Officer)